Form 10-K
period 2009-12-31
ABC Acquisition Corp 1501
filed 2010-04-06
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-K

                                    (Mark One)

                   [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Period from July 10, 2009 (inception) to December 31, 2009

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 000-53809


                            ABC ACQUISITION CORP 1501
             (Exact name of registrant as specified in its charter)



           Nevada                                     27-0531073
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                   300 Center Ave. Ste. 202 Bay City, MI 48708

                     (Address of principal executive offices)

                                (989) 891-0500

              (Registrant's telephone number, including area code)


        Securities registered under Section 12(b) of the Exchange Act:

                                      None.

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.0001 par value per share

                   Preferred Stock, $0.0001 par value per share

                                 (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Check whether the registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[x]  No [ ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (SS229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [ ]              Accelerated Filer          [ ]

Non-accelerated Filer    [ ]              Smaller Reporting Company  [x]
(Do not check if a smaller reporting
company.)



Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]
No  [ ]

As of July 10, 2009 (date of inception) and December 31, 2009, there were no non-affiliate holders of common stock of the Company.

As of April 6, 2010, there were 35,000,000 shares of common stock, par value $0.0001, outstanding.
























                           FORWARD-LOOKING STATEMENTS

There are statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although management believes that the assumptions underlying the forward looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

                                     PART I

Item 1. Description of Business.

        ABC Acquisition Corp 1501 ("we", "us", "our", the "Company") was incorporated in the State of Nevada on July 10, 2009. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the "SEC") on October 28, 2009, and since its effectiveness, our principal objective for the next 12 months and beyond has been to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a "Business Transaction").

        We are currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of
Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any effort to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a Business Transaction. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

        It is our goal to achieve long-term growth potential through a Business Transaction rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

	As of this date we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential Business Transaction candidates regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential Business Transactions. In our efforts to analyze potential Business Transaction targets, we will consider the following kinds of factors:

        (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

        (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

        (c) Strength and diversity of management, either in place or scheduled for recruitment;

        (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

        (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

  	(f) The extent to which the business opportunity can be advanced;

        (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

        (h)           Other relevant factors.

        In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available Business Transactions may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Business Transaction
	 A Business Transaction will likely take one of several forms. If we consummate a reverse merger, it is likely to be a:
*	Stock for stock exchange: we would exchange stock in our Company for ownership interests in the private company;
*	Merger; or
*	Stock for asset exchange: we would exchange stock in our Company for the assets of a privately held company. However, in order to trade the new shares of the combined public company it must first register the shares with the SEC.
Other Business Transactions could take one of the following forms, without limitation:
*	purchase of assets;
*	joint venture;
*	franchise agreement; or
*	licensing agreement.
	We anticipate that such a Business Transaction will be tax free under the Internal Revenue Code. It is further anticipated however that the consummation of a Business Transaction will dilute the holdings of our existing shareholders. We expect that our existing shareholders will hold only a small fraction of the equity of our Company or its successor after a Business Transaction. As such, it is likely that our present stockholders will likely not have control of a majority of the voting shares of the Company. In addition, as part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.
	We may consider entering into a Business Transaction with a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a Business Transaction may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expenses, and loss of voting control which may occur in a public offering. We believe that there are numerous companies seeking the perceived benefits of a fully reporting public company.
        It is anticipated that the investigation of specific Business Transactions and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. As such, due to our limited financing, our proposed operations, even if successful, will in all likelihood result in our engaging in a Business Transaction with only one target company. In the event we are unsuccessful in targeting a private company, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred which could have an impact on our ability to continue operations as a going concern and our stockholders may lose their entire investment in us as a result.

        In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.
Employees
	We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a Business Transaction.

Item 1A. Risk Factors.

	As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

	As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Properties.
	We neither rent nor own any property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
Item 3. Legal Proceedings.

	To the best knowledge of our officers and directors, we are not a party to any legal proceeding or litigation.

Item 4.  (Removed and Reserved).

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common and Preferred Stock
	The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 35,000,000 issued and outstanding, and 100,000,000 shares of Preferred Stock, par value $0.0001 per share, of which none have been designated or issued.
	All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. Market Information
	Our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since our inception and through the date of this filing.
Holders
	As of April 6, 2010, there was one record holder of 35,000,000 shares of the Common Stock.
 Dividend Policy

        We have not declared or paid any cash dividends on our common stock or preferred stock and we do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

        We do not have any equity compensation plans or any individual compensation arrangements with respect to our Common Stock or Preferred Stock. The issuance of any of our Common or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities
	We issued 35,000,000 shares of Common Stock on July 14, 2009 to Nitin Amersey for an aggregate purchase price of $3,500. We sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.
	No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.
	Mr. Amersey represented in writing that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.
Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

	As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

	The principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a Business Transaction (as defined in Item 1) with a business rather than immediate, short term earnings.

Liquidity and Capital Resources

        We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing Business Transactions for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. We anticipate that our current assets will be sufficient to meet the costs necessary to investigate and analyze potential Business Transactions. We have not identified any additional funding sources for investigating and analyzing Business Transactions nor have we developed a plan for funding if our current assets prove inadequate.

During the next 12 months we anticipate incurring costs related to:

*	filing of Exchange Act reports, and
*	consummating a Business Transaction.

        We anticipate that we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Results of Operations

        We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a Business Transaction may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.
Off-Balance Sheet Arrangements

	We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

	As we are a smaller reporting company, we are not required to provide the contractual obligation information required by this item.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

	As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

	 The financial statement information, including the report of the independent registered public accounting firm, required by this Item 8 is attached as Exhibit 99.1 and is hereby incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.
	We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date.
(b)	Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 as the Company only had one employee at that date.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.
(c)	Changes in internal control over financial reporting.
	There was no change in our internal control over financial reporting from our inception to the date of this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
	On October 28, 2009, we filed a registration statement on Form 10 with the SEC whereby we registered our Common and Preferred Stock pursuant to
Section 12(g) of the Securities Exchange Act of 1934. Our registration statement became automatically effective with the SEC on December 28, 2009. We will be subject to the requirements of Regulation 13A under the Exchange Act, which will require us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

NAME           AGE  POSITION
Nitin Amersey  57   President, CFO, Secretary, Director

Nitin M. Amersey, age 57, has over thirty years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to present. He is also currently director of Hudson Engineering Industries Pvt. LTD., a private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He is the sole member manager of Amersey Investment Holdings LLC a SEC Registered Investment Advisor. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.
Mr. Nitin Amersey was the Chairman and CEO of UgoMedia Interactive Corp ("UgoMedia"). UgoMedia was an OTCBB corporation which was taken over by Sciax Corp in a reverse merger. Mr. Amersey also had a very small percentage of the stock. UgoMedia's President was Ken Smart, who also had a controlling interest in UgoMedia. UgoMedia had auditors in New York. Due to Sarbanes Oxley and the PCAOB Guidelines being established, the auditors decided to drop all public companies from their audit practice, including UgoMedia. UgoMedia had little time to react and obtain a new auditor in time and thus it was late in filing its return thus got an E behind its symbol and was then ultimately dropped down to the pink sheets. Due to internal turmoil between the controlling shareholder and the Board the statements were never filed and the Company eventually filed a Form 15 to become non-reporting.
The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors

	Our bylaws authorize no less than one (1) and no more than (11) directors. We currently have one Director.


Term of Office

	Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with out bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.
Code of Ethics
	We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.
Potential Conflicts of Interest
	Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, in essence his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.
Compliance With Section 16(a) of the Exchange Act

	To our knowledge, from our inception to the date of this filing, all filings required to be made by members of management or others pursuant to
Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.
Director Independence
	We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that our sole director meets the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.
Corporate Governance

     	Nominating Committee

	From our inception to the date of this filing, there have been no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors. Nominations are considered by the entire Board.

     	Audit Committee

	We do not have an Audit Committee, and at this time, we are not required to have an Audit Committee. We do not believe that the lack of an Audit Committee will have any adverse effect on our financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

	Stockholder Communications
	Our sole director has not adopted a process for security holders to send communications to the board of directors. As our sole shareholder is the same person as our sole director, we do not believe that we require a process for security holders to send communications to the board of directors at this time. Management will assess whether a process for security holders to send communications to the board of directors may be necessary in the future.
      	 Board meetings and committees; annual meeting attendance
	Following the initial shareholder meeting on July 10, 2009, the board of directors did not hold any meetings during the fiscal year. No other meetings were held.

Item 11. Executive Compensation.
	Nitin Amersey, our sole officer and director has not received any cash remuneration since inception. We do not expect that he or other officers
(should they be appointed) will receive any remuneration until the consummation of a Business Transaction. No remuneration of any nature has been paid for or on account of services rendered by our sole director acting in such capacity.
Mr. Amersey does not intend to devote more than a few hours a week to our affairs.
	It is possible that, after we successfully consummate a Business Transaction with an unaffiliated entity, such entity may desire to retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.
	No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.
	There are no understandings or agreements regarding compensation our management will receive after a Business Transaction that is required to be included in this table, or otherwise.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
	The following table sets forth, as of April 6, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address   Amount and Nature of Beneficial  Percentage of
                             Ownership                 Class

Nitin Amersey (1)            35,000,000                100%
300 Center Ave. Ste. 202
Bay City, MI 48708


All Officers and Directors   35,000,000                100%
as a group


(1) Nitin Amersey is President, CFO, Secretary and sole director of the Company.


Item 13. Certain Relationships and Related Transactions.
	We utilize the office space and equipment of our sole shareholder at no cost. We estimate such amounts to be immaterial.
	On July 14, 2009, we issued 35,000,000 restricted shares of our Common Stock to Nitin Amersey in consideration for $3,500 in cash, which was used for incorporation fees, annual resident agent fees in the State of Nevada, accounting fees and developing our business concept and plan. All shares were considered issued at their par value ($.0001 per share).
	We received $10,000 from our sole shareholder to be used for working capital. The loan is unsecured, non-interest bearing and payable on demand.
	Nitin Amersey, our sole officer and director (its original incorporator), has paid all expenses incurred by the Company, which includes only resident agent fees, basic state and local fees and taxes. On a going forward basis, Mr. Amersey has agreed to pay all expenses incurred by the Company through the date of completion of a Business Transaction as described in Item 1 of this Form 10-
K. Therefore, we do not expect to have significant expenses until the consummation of a transaction.
	Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.
Item 14.  Principal Accounting Fees and Services.

	The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. UHY personnel work under the direct control of UHY partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

Audit Fees

        The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements and audit of financial statements included in our Form 10 or services that are normally provided in connection with statutory and regulatory filings from our inception to our fiscal year ended December 31, 2009 was $3,000.00.

Audit-Related Fees

        Fees billed by UHY related to the 2009 audit of the Company's financial statements, including the Form 10 services, from our inception to our fiscal year ended December 31, 2009 was $3,000.00.

Tax Fees

        The aggregate fees billed by UHY for professional services for tax compliance, tax advice, and tax planning from our inception to the fiscal year ended December 31, 2009 was $0.

All Other Fees

        There were no fees billed by UHY for other products and services for the year ended December 31, 2009.

	Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants' independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Our entire Board has acted as our Audit Committee since July 2009. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum feel level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Board, acting as the Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the year ending December 31, 2009.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)          1.           The information required by this item is attached
hereto as Exhibit 99.1 to this report.

        2.           The information required by this item is attached hereto as
Exhibit 99.1 to this report.

3. Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)	Exhibits. See Index to Exhibits, which is incorporated by reference in
this Item. The Exhibits 	listed in the accompanying Index to Exhibits are
filed or incorporated by reference as part of this 	report.

(c)	Not applicable.



                              INDEX TO EXHIBITS

Exhibit  Description


*3.1     Articles of Incorporation



*3.2     By-laws



31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the period from July 10, 2009 (inception) to December 31, 2009



31.2 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the period from July 10, 2009 (inception) to December 31, 2009



32.1     Certification of our Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002



32.2     Certification of our Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1     Financial Statements

* Filed as an exhibit to our registration statement on Form 10, as filed with the Securities and Exchange Commission on October 28, 2009 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ABC Acquisition Corp 1501



Dated: April 6, 2010
By: /s/  Nitin Amersey


Nitin Amersey, CEO




In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           Title                            Date

/s/  Nitin Amersey         President, CFO, Secretary and    April 6, 2010
Nitin Amersey              Director