Form 10-Q
period 2010-03-31
ABC Acquisition Corp 1501
filed 2010-05-17
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

ABC ACQUISITION CORP 1501

(Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Center Ave. Ste. 202 Bay City, MI 48708

(Address of principal executive offices)

(989) 891-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller Reporting Company [x]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of May 17, 2010, there were 35,000,000 shares of common stock, par value $0.0001, issued and outstanding.

ABC Acquisition Corp 1501

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements and the report of our auditor required by this Item 1 is attached as Exhibit 99.1 hereto and is incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

ABC Acquisition Corp 1501 (“we”, “us”, “our”, the "Company") was incorporated in the State of Nevada on July 10, 2009. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on October 28, 2009, and since its effectiveness, our principal objective for the next 12 months and beyond has been to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a “Business Transaction”).

We are currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any effort to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a Business Transaction. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Plan of Operations

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

• filing of Exchange Act reports, and
• consummating a Business Transaction.

We anticipate that we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings that have occurred within the past year concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A. Risk Factors.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

We intend that the net proceeds from the sale of our securities will be used for the consummation of a Business Transaction, legal and accounting fees, and other general corporate purposes.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Financial Statements

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC Acquisition Corp 1501

Dated: May 17, 2010	By:	/s/ Nitin Amersey
Nitin Amersey
President, Chief Executive Officer, Chief Financial Officer