Form 10-Q
period 2010-06-30
Bio-Carbon Systems International Inc.
filed 2010-08-16
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number 000-53809

BIO-CARBON SYSTEMS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

27-0531073
(IRS Employer Identification No.)

123 March Street, Suite 202, Sault Ste Marie, Ontario, Canada P6A 3V7
(Address of principal executive offices, including zip code.)

(705) 253-5096
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting Company)

Accelerated filer [ ]

Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2010, the issuer had 265,190,416 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

Bio-Carbon Systems International Inc.
Unaudited Balance Sheets
As at June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited) (in C$)	December 31, 2009 (Audited) (restated in C$)
Current Assets:
Cash and cash equivalents	$12,987	$-
Restricted cash (note 8)	55,000	-
Amounts receivable	423	-
Notes receivable (note 6a)	15,000	-
Prepaid technology royalties (note 7)	11,250	-
Other prepaid fees	1,577	-
Total Current assets	96,237	-

Technology license rights (note 7)	236,581	-

Total Assets	$332,817	$0

Current Liabilities
Accounts payable and accruals	$70,225	$3,096
Due to shareholders/officers	10,606	10,510

Total Current Liabilities	80,831	13,606

Shareholders’ Equity (Deficit)
Common shares(note 6a)	72,928	3,679
Shares to be issued (note 8)	55,000	-
Cumulative translation adjustment	(664)	(39)
Preferred shares (note 6b)	240,000	-
Accumulated deficit	(115,277)	(17,645)
Total Shareholders’ Equity (Deficit)	251,986	(13,966)

Total Liabilities & Shareholders’ Equity (Deficit)	332,817	0

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.
Unaudited Statements of Operations
For the Periods Ended June 30, 2010

(Unaudited)

	For The Three Months Ended June 30, 2010 (in C$)	For The Six Months Ended June 30, 2010 (in C$)
Revenue	$ -	$-

Operating expenses
General and administrative	28,926	30,089
Professional fees	51,418	64,248
Foreign currency translation adjustment	0	(124)
Total operating expenses	83,345	94,213

Amortization of Technology license rights (note 7)	3,419	3,419

Net loss	$ 86,764	97,632

Weighted average number of shares outstanding – basic and diluted	100,573,923	67,969,613
Net loss per share -
basic and diluted	$ -	-

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.
Unaudited Statements of Cash Flows
For the Periods Ended June 30, 2010

(Unaudited)

Issuance of common and preferred shares

	For the 3 Months Ended June 30, 2010 (in C$)		For the 6 Months Ended June 30, 2010 (in C$)
Cash Flows Used in Operating Activities	-		-
Net loss	$ (86,764)		$(97,632)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of license rights	3,419		3,419
Changes in operating assets and liabilities:
Amounts receivable	(423)		(423)
Prepaid expenses and deposits	(12,827)		(12,827)
Payables and accruals	53,482		67,129
Due to shareholder	450		96
Net cash used in operating activities	(39,663)		(40,238)

Cash Flows Used in Investing Activities
Increase in technology rights asset	(240,000)		(240,000)
Net cash used in investing activities	(240,000)		(240,000)

Cash Flows From Financing Activities
308,850		308,850
Increase in Notes receivable	(15,000)		(15,000)
Net cash provided by financing activities	293,850		293,850

Net increase in cash from operations	14,187		13,612
Effects of foreign exchange on cash	(1,200)		(625)
Cash, beginning of period	-		-
Cash, end of period	$ 12,987		$12,987

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.
Notes to the Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Bio-Carbon Systems International Inc. (until June 4, 2010 known as ABC Acquisition Corp. 1501, collectively referred to herein as “Bio-Carbon Systems International Inc.”, “BCSI”, or the “Company”), have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2009 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 6, 2010, as well as the unaudited financial statements for the period ended March 31, 2010 and notes thereto contained in the Company’s Form 10-Q filed with the SEC on May 17, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

All $ references herein refer to Canadian dollars (“C$”) unless otherwise specified. See also note 3.

2. Going Concern

Planned principal activities have begun, but Bio-Carbon Systems International Inc. has not generated any revenues to June 30. 2010. The Company had a net loss for the six months ended June 30, 2010 of $97,632 and had an accumulated deficit of $115,277 at June 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Systems International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing in 2010 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Change in Functional and Reporting Currency

Effective June 4, 2010 the Company’s functional currency changed from the US dollar to the Canadian dollar. The Company went through a change in control effective June 4, 2010 and the shares of the Company then outstanding were acquired by a group based in Ontario, Canada. At June 4, 2010 and subsequent to that date, the Company has raised equity and conducted the majority of its business in Canadian dollars (“C$”). As a result, the Company has changed both its functional currency and its reporting currency from the US$ to the C$ effective June 4, 2010. Historical amounts have been restated into C$ using the average US$/C$ exchange rate for Income statement items and using the balance sheet date exchange rates for Balance Sheet items.

Concurrent with the change in functional currency, effective June 4, 2010, the Company changed its reporting currency from the United States (“US$”) to the Canadian dollar (“C$”) dollar. Prior to June 4, 2010, the Company reported in US$. In accordance with EIC-130, “Translation Method When the Reporting Currency Differs from the Measurement Currency or there is a Change in the Reporting Currency” the financial statements for all periods presented have been translated into the new reporting currency using the current rate method. Under this method, the statements of operations and cash flows for each quarter have been translated into the reporting currency using the average exchange rates prevailing during each reporting period (2010 – 1.0334; 2009 – 1.0729) and all assets and liabilities have been translated using the exchange rate prevailing at the consolidated balance sheet dates (June 30, 2010 – 1.0606; December 31, 2009 – 1.0510).

4. Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At June 30, 2010, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

As of June 30, 2010 and March 31, 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Foreign Currency Translation

The majority of the Company’s business is transacted in Canadian dollars (“C$”) and accordingly, the financial statements have been expressed in that currency (see note 3). The Company uses the temporal method to translate its operating results. Under this method, monetary assets and liabilities denominated in currencies other than the C$ are translated into C$’s at the exchange rate prevailing at the balance sheet date; non-monetary assets and liabilities denominated in a foreign currency are translated using the exchange rate at the transaction date. Foreign exchange gains and losses are included in earnings.

5. Related Party Transactions

As more fully described in the Company’s current report on Form 8-K filed on June 7, 2010, as amended, the Company has entered into licensing and consulting agreements with Directors and/or companies related to Directors.

During the three months ended June 30, 2010, the Company paid a total of $8,352 to GSN Dreamworks Inc., a company controlled by the Company’s CEO as reimbursement for expenses incurred on behalf of Bio-Carbon Systems International Inc. No salaries were paid or accrued to any of the executives.

6. Shareholders’ Equity

The authorized capital stock of our Company consists of 400,000,000 shares of common stock, par value $0.0001 per share, of which there are 264,500,000 issued and outstanding as at June 30, 2010, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 240,000 shares have been designated and issued as Class A Preferred Shares (non-convertible by their terms) as at June 30, 2010.

a) Common Shares

                                                                        Number of
                                                                        Common Shares Issued             $ Amount

Balance as of December 31, 2009                         35,000,000                               4,078

Issued for Directors' services at
$0.0003 per share                                                 6,500,000                               1,950

Issued at $0.0003 per share for prepayment
of technology licenses royalties                               37,500,000                           11,250

Issued at $0.0003 per share for prepayment
of consulting services                                           39,500,000                             11,850

Issued in a private placement at $0.0003
per share in exchange for notes receivable             50,000,000                               15,000

Issued in a private placement at $0.0003
per share in exchange for cash                               96,000,000                               28,800

Balance as of June 30, 2010                                 264,500,000 $                           72,928

b) Class A Preferred Shares

                                                                        Number of
                                                                        Preferred Shares Issued             C$ Amount

Balance as of December 31, 2009                                     -                                     -

Class A Preferred Shares issued for services
at C$1.00 per share 240,000 240,000

Balance as of June 30, 2010                                     240,000                                     $ 240,000

The Class A Preferred Shares were issued for C$1.00 per share, are non-participating and non-voting and accrue cumulative interest at the rate of 10% per annum. The Company may retract the shares at any time upon the payment of C$1.00 per share plus any accrued but unpaid interest. In the event of any wind-up of the Company, the Class A Preferred Shares have a priority distribution equivalent to C$1.00 per share plus any accrued but unpaid interest before any distribution to the common shareholders.

7. Technology Licenses

On June 4, 2010, the Company entered into two license agreements with related parties (the “Licensors”) to acquire exclusive, non-transferable and irrevocable rights to develop and commercialize certain intellectual property that is to be used in conducting airborne and other surveys of forested lands and quantifying the value of forested lands and other parcels of property within the context of carbon trading programs. The licenses require the Company to pay a royalty of 2.5% to each of the two license holders on sales resulting from the use of the technologies (the “Royalties”). The Company paid $240,000 to certain advisors in the form of 240,000 Class A Preferred Shares (non-convertible) of the Company at an issue price of $1.00 per share (see note 6b). The Company also made a prepayment of $11,250 of the Royalties to the Licensors in the form of 37,500,000 common shares at a deemed price of $0.0003 per share.

The Company has deemed the value of the License to be $240,000 and that amount has been capitalized on the balance sheet as a long-term asset. The Company is amortizing this amount on a straight line basis over the first five year term of the Licenses.

8. Subsequent Events

Effective July 1, 2010, the Company entered into a Master Supply Agreement with Trans Canada Energy Ltd (“TCE”) to provide carbon analysis and management services on an as-needed basis. The term of the agreement expires on April 2013. The Company received an advance payment of $27,000 in July related to this contract.

Also during July 2010, the Company closed a private placement for 550,000 common shares at a subscription price of $0.10 per share for total cash proceeds of $55,000. These funds are shown on the balance sheet as “Restricted cash” and the shares are disclosed as “Shares to be issued”. It is possible that a finder’s fee of $5,500 related to this private placement is due, although this matter is under discussion. The Company also settled certain payables of $14,042 for shares at $0.10 per share by issuing 140,416 common shares.

In July 2010, Bio-Carbon borrowed $25,000 from a private lender incorporated in Panama. The loan bears interest at 1% per month until repaid, and has a term of two years. The loan can be repaid (with accrued interest) at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

Bio-Carbon Systems International Inc. (formerly known as ABC Acquisition Corp. 1501) was incorporated on July 10, 2009 as a “shell Company” or “blank check” corporation and on May 20, 2010 the Company was sold to a new shareholder. On June 4, 2010 control of the Company was sold to a new group of shareholders (the “New Controlling Shareholders”), the corporation’s name was changed to Bio-Carbon Systems International Inc., and the Company entered into certain License and Consulting Agreements with individuals and/or entities controlled by individuals that comprise the New Controlling Shareholders. Having obtained these licenses and considering the Company’s plan for the development of its business using the licensed technology, on June 4, 2010 the Company ceased being a blank check Company and a shell Company.

During the period from inception on July 10, 2009 until the change of control on June 4, 2010 the Company was inactive and incurred only minimal expenses. Subsequent to June 4, 2010, the Company has operated at a low level of activity and, other than the Consulting Agreements entered into on June 4, 2010 with Luc C. Duchesne and Robert G. Cormier, has not entered into employment agreements with any individuals.

The Company’s business plan and objective is to use the licensed intellectual property to provide services and capitalize on opportunities relating to carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs. With the increasing importance of such programs, whether participation in them by businesses is voluntary or as a result of mandatory government regulations, we believe there are opportunities for property owners and holders of timber harvesting rights to unlock the value of forested lands and other parcels of property as sources and generators of carbon credits.

Plan of Operations

The Company plans to use its licensed intellectual property and technology to conduct airborne and other surveys of forested lands in areas that are difficult to access. Those surveys would be conducted in a statistically verifiable process designed for use in carbon trading programs to assess the value (and potential value) of the surveyed lands as carbon sequestration land parcels in carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs. The Company may also improve the intellectual property, expand the Company’s services into complementary areas and pursue other business opportunities in carbon credit and trading and other areas that are brought to our attention. In addition, the Company may seek to use its licensed intellectual property (and any improvements thereon or derivations therefrom) to pursue opportunities relating to the bio-diversity of surveyed lands.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

We will require additional financing to cover costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended June 30, 2010 or during the period since July 10, 2009 (inception).

Expenses

We incurred general administrative and professional expenses of $83,345 for the three-month period ended June 30, 2010, and $94,213 during the six month period ended June 30, 2010.

Liquidity and Capital Resources

As at June 30, 2010, we had cash of $12,987 held in trust for general corporate purposes plus $55,000 held in trust pending closing of the private placement (see also Subsequent Events, note 9).

Cash Used in Operating Activities

Net cash used in operating activities was $39,633 for the three-month period ended June 30, 2010. For the six month period from January 1, 2010 to June 30, 2010, net cash used in operating activities was $40,238.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage Company. In a development stage Company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, but we have not generated revenues to June 30, 2010.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are effective considering the level and nature of the Company’s operations and the number and types of transactions concluded by the Company.

Changes in Internal Control Over Financial Reporting

During the period covered by this report control and management of the Company was transformed and Bio-Carbon began operating as an active business (rather than a shell company). As such, there were significant changes in our internal controls during the period. For example, for the time being and until the operations of Bio-Carbon make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrances of liabilities, require a signature from, or other approval from, the CEO or CFO of Bio-Carbon. Notwithstanding these changes, as Bio-Carbon was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient. Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since the inception, the Company sold the following unregistered securities:

• on July 10, 2009, the Company issued 35,000,000 common shares to the sole director and officer of the Company, at a purchase price of US$0.0001 per common share, for the aggregate proceeds of US$3,500;

• on June 3, 2010, the Company issued 500,000 common shares, at a deemed price of C$0.0003 per common share, as an advance payment for the services of the sole director and officer of the Company;

• on June 3, 2010, the Company issued 240,000 preferred shares to four advisors of the Company at a deemed price of C$1.00 per preferred share, for services rendered in connection with the transfer of intellectual property to the Company;

• on June 4, 2010, the Company issued 37,500,000 common shares pursuant to two license agreements (18,750,000 common shares to each licensor) at a deemed price of C$0.0003 per common share, as prepayment of royalties related to exclusive technology licenses;

• on June 4, 2010, the Company issued 39,500,000 common shares to Luc C. Duchesne and Robert G. Cormier, who serve as our officers (19,750,000 common shares to each officer) pursuant to consulting agreements, at a deemed price of C$0.0003 per common share for consulting services;

• on June 4, 2010, the Company issued 6,000,000 common shares to the directors of the Company (2,000,000 common shares to each director), at a deemed price of C$0.0003 per share as an advance payment for their service on the board for 2010;

• on June 4, 2010, the Company issued 50,000,000 common shares pursuant to a private placement (12,500,000 common shares to each investor) at a purchase price of C$0.0003 per share, payable by promissory notes (C$3,750 each promissory note);

• on June 4, 2010, the Company issued 96,000,000 common shares pursuant to a private placement to accredited investors at a purchase price of C$0.0003 per share for total proceeds of C$28,800;

• on July 8, 2010, the Company issued 550,000 common shares pursuant to a private placement to accredited investors at a purchase price of C$0.10 per share for total proceeds of C$55,000; and

• on July 28, 2010, the Company issued 140,416 common shares to its legal counsel for partial payment of services rendered at a price of C$0.10 per share.

None of these share issuances involved underwriters, and all were made in reliance on Rule 506 under the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

Common and Preferred Stock

The authorized capital stock of our Company consists of 400,000,000 shares of common stock, par value $0.0001 per share, of which there are currently 265,190,416 issued and outstanding, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 240,000 shares have been designated and issued as Class A Preferred Shares.

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the sole director out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

The designated and issued Class A Preferred Shares are all non-voting shares and are not convertible into common shares by their terms. The Class A Preferred Shares accrue interest at 10% per annum on their issue price of such Class A Preferred Shares, with interest accruing daily and to be compounded to the extent unpaid annually. Each outstanding Class A Preferred Share will be retractable by the Company for C$1.00 per Class A Preferred Share, plus any accrued and unpaid interest. The Class A Preferred Shares are not entitled to participate in the capital appreciation of the Company. Furthermore, if the Company is liquidated, dissolved or wound up (whether voluntarily or not), or if there is any other distribution of its assets among its shareholders for the purpose of winding up its affairs, the holders of the Class A Preferred Shares will be entitled to receive an amount equal to C$1.00 for each Class A Preferred share then issued and outstanding, plus accrued and unpaid interest from distribution of the property or assets of the Company before any distribution of any part of the property or assets of the Company among the holders of the common shares or any other shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

• On June 4, 2010, shareholders of the Company approved the appointment of new directors; and

• On June 4, 2010, shareholders of the Company approved a change to the Company’s name and authorized the filing of the related certificate of amendment.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
10.1

Master Supply Agreement – Consulting Services with TransCanada Energy Ltd. (incorporated by reference from Exhibit 99.1 to the amended current report (Form 8-K/A) filed by the Company on July 13, 2010).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Carbon Systems International Inc.

By:

/s/ Luc C. Duchesne
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

August 13, 2010

Exhibit 31.1

CERTIFICATION

I, Luc C. Duchesne, Chief Executive Officer, certify that:

(1) I have reviewed this report on Form 10-Q for the quarterly period ended June 30, 2010 of Bio-Carbon Systems International Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2010.

/s/ Luc C. Duchesne
Luc C. Duchesne
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Luc C. Duchesne, Chief Financial Officer, certify that:

(1) I have reviewed this report on Form 10-Q for the quarterly period ended June 30, 2010 of Bio-Carbon Systems International Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2010.

/s/ Luc C. Duchesne
Luc C. Duchesne,
Chief Financial Officer, (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Luc C. Duchesne, the Chief Executive Officer of Bio-Carbon Systems International Inc hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the report on Form 10-Q of Bio-Carbon Systems International Inc, for the quarterly period ended June 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Bio-Carbon Systems International Inc.

Date: August 13, 2010.

/s/ Luc C Duchesne
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)