Form 10-Q
period 2010-09-30
Bio-Carbon Systems International Inc.
filed 2010-11-17
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53809

BIO-CARBON SYSTEMS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
Nevada	27-0531073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 2, 2010, the issuer had 265,190,416 shares of common stock outstanding.

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

GENERAL MATTERS

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  that are applicable to "penny stocks".  For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions, constitutes a "penny stock".  For any transaction involving a penny stock, unless exempt, the rules require:

•         that a broker or dealer approve a person's account for transactions in penny stocks;

•         the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

•         that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person's account for transactions involving penny stocks, the broker or dealer must:

•         obtain financial information, investment experience and investment objectives of the person; and

•         make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

•         sets forth the basis on which the broker or dealer made the suitability determination; and

•         that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Following a transaction, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and depress the market value of our stock.

There are additional risks of investing in penny stocks whether in public offerings or in secondary trading, relating to commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

Bio-Carbon Systems International Inc.

Unaudited Balance Sheets

As at September 30, 2010 and December 31, 2009

		September 30, 2010 (Unaudited) (in C$)		December 31, 2009 (Audited) (restated in C$)
Current Assets:
Cash and cash equivalents		$985		$-
Amounts receivable		56,353		-
Notes receivable (note 6a)		15,000		-
Prepaid technology royalties (note 7)		6,484		-
Other prepaid fees		789		-
Total Current assets		79,611		-

Technology license rights (note 7)		224,482		-

Total Assets		$304,093		$0

Current Liabilities
Accounts payable and accruals		$100,267		$3,096
Loan Payable		25,500		0
Due to shareholders		10,290		10,510
	$		$
Total Current Liabilities		136,057		13,606

Shareholders’ Equity (Deficit)
Common shares(note 6a)		141,969		3,679
Cumulative translation adjustment		242		(39)
Preferred shares (note 6b)		240,000		-
Accumulated deficit		(214,175)		(17,645)
Total Shareholders’ Equity (Deficit)		168,036		(13,966)

Total Liabilities & Shareholders’ Equity (Deficit)		304,093		0

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Unaudited Statements of Operations

For the Periods Ended September 30, 2010

(Unaudited)

	For the 3 Months Ended September 30, 2010 (in C$)	For the 9 Months Ended September 30, 2010 (in C$)

Revenue	$95,319	$95,319
Cost of Goods Sold
Services	73,818	73,818
Royalties	4,766	4,766
Total Cost of Goods Sold	78,584	78,584

Gross Margin	$16,735	$16,735

Operating expenses
General and administrative	91,547	121,636
Professional fees	10,641	74,889
Interst Expense	500	500
Foreign currency translation adjustment	847	723
Total operating expenses	83,345	94,213

Amortization of Technology license rights (note 7)	12,099	15,518

Net loss	$98,898	196,530

Weighted average number
of shares outstanding – basic and diluted	265,107,359	134,4049,312
Net loss per share -
basic and diluted	$-	-

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Unaudited Statements of Cash Flows

For the Periods Ended September 30, 2010

 (Unaudited)

	For the 3 Months Ended September 30, 2010 (in C$)	For the 9 Months Ended September 30, 2010 (in C$)
Cash Flows Used in Operating Activities
Net loss	$(98,898)	$(196,530)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of license rights	12,099	15,518
Changes in operating assets and liabilities:
Amounts receivable	(55,930)	(56,353)
Prepaid expenses and deposits	5,554	(7,273)
Payables and accruals	30,041	97,170
Due to shareholder	(316)	(220)
Net cash used in operating activities	(107,450)	(147,687)

Cash Flows Used in Investing Activities
Increase in technology rights asset	-	(240,000)
Net cash used in investing activities	-	(240,000)

Cash Flows From Financing Activities
Increase in loans payable	25,500	25,500
Issuance of common and preferred shares	69,042	377,892
Increase in Notes receivable	-	(15,000)
Net cash provided by financing activities	94,542	388,392

Net increase (decrease) in cash from operations	(12,908)	704
Effects of foreign exchange on cash	906	281
Cash, beginning of period	12,987	-
Cash, end of period	$985	$985

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Notes to the Financial Statements
September 30, 2010
(Unaudited)

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

  Going Concern

Planned principal activities have begun, Bio-Carbon Systems International Inc. has generated some revenues to September 30. 2010. The Company had a net loss for the nine months ended September 30, 2010 of $196,530, and had an accumulated deficit of $214,175 at September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Systems International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2010 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective July 1, 2010, the Company entered into a Master Supply Agreement with Trans Canada Energy Ltd (“TCE”) to provide carbon analysis and management services on an as-needed basis.  The term of the agreement expires on April 2013.  In the Company began consulting for TCE for the purpose of assessing carbon stocks in an Ontario woodlot.

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

In accordance with EIC-130, “Translation Method When the Reporting Currency Differs from the Measurement Currency or there is a Change in the Reporting Currency” the financial statements for all periods presented have been translated into the new reporting currency using the current rate method. Under this method, the statements of operations and cash flows for each quarter have been translated into the reporting currency using the average exchange rates prevailing during each reporting period (2010 – 1.0334; 2009 – 1.0729) and all assets and liabilities have been translated using the exchange rate prevailing at the consolidated balance sheet dates (September 30, 2010 – 1.0290; December 31, 2009 – 1.0510).

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

At September 30, 2010, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of September 30, June 30, 2010 and March 31, 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

Consulting fees were paid (or are payable) to executives Mr Duchesne and Mr Cormier $20,000 each for their work during the July to September 2010 period.  Of these amounts, $7,938 was payable at September 30, 2010.

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

  Shareholders’ Equity

The authorized capital stock of our Company consists of 400,000,000 shares of common stock, par value $0.0001 per share, of which there are currently 264,500,000 issued and outstanding, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 240,000 shares have been designated and issued as Class A Preferred Shares.

a)       Common Shares

	Number of
	Common Shares Issued	$ Amount

Balance as of December 31, 2009	35,000,000	4,078

Issued for Directors’ services at $0.0003 per share	6,500,000	1,950
Issued at $0.0003 per share for prepayment of technology licenses royalties	37,500,000	11,250
Issued at $0.0003 per share for prepayment of consulting services	39,500,000	11,850
Issued in a private placement at $0.0003 per share in exchange for notes receivable	50,000,000	15,000

Issued in a private placement at $0.0003 per share in exchange for cash

Issued in a private placement at $0.10 per share in exchange for cash

Issued in a private placement at $0.10 per share in exchange for services

	96,000,000 550,000 140,416	28,800 55,000 14,042

Balance as at September 30, 2010	265,190,416	$141,970

b)          Class A Preferred Shares

	Number of
	Preferred Shares Issued	C$ Amount

Balance as of December 31, 2009	-	-

Class A Preferred Shares issued for services at C$1.00 per share	240,000	240,000

Balance as of September 30, 2010	240,000	$240,000

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

Results of Operations

Revenues

We have generated revenues from our operations of $92,804 during the three-month period ended September 30, 2010, which is the only revenue during the period since inception July 10, 2009.

Expenses

We incurred general administrative and professional expenses of $102,188 for the three-month period ended September 30, 2010, and $196,525 during the nine month period ended September 30, 2010.

Liquidity and Capital Resources

As at September 30, 2010, we had cash of $985 held in trust for general corporate purposes.

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

Cash Used in Operating Activities

Net cash used in operating activities was $107,450 for the three-month period ended September 30, 2010.  For the nine month period ended September 30, 2010, net cash used in operating activities was $147,687.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, but we have generated  limited revenues to September 30, 2010.

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

•         on June 3, the Company issued 500,000 common shares, at a deemed price of C$0.0003 per common share, as an advance for the service as the sole director and officer of the Company;

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

•         on June 4, 2010, the Company issued 6,000,000 common shares to the directors of the Company (2,000,000 common shares to each director), at a deemed price of C$0.0003 as an advance payment for their service on the board for 2010;

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

The designated and issued Class A Preferred Shares are all non-voting shares. The Class A Preferred Shares accrue interest at 10% per annum on their issue price of such Class A Preferred Shares, with interest accruing daily and to be compounded to the extent unpaid annually. Each outstanding Class A Preferred Share will be retractable by the Company for C$1.00 per Class A Preferred Share, plus any accrued and unpaid interest. The Class A Preferred Shares are not entitled to participate in the capital appreciation of the Company. Furthermore, if the Company is liquidated, dissolved or wound up (whether voluntarily or not), or if there is any other distribution of its assets among its shareholders for the purpose of winding up its affairs, the holders of the Class A Preferred Shares will be entitled to receive an amount equal to C$1.00 for each Class A Preferred share then issued and outstanding, plus accrued and unpaid interest from distribution of the property or assets of the Company before any distribution of any part of the property or assets of the Company among the holders of the common shares or any other shares

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  On June 4, 2010, shareholders of the Company approved the appointment of new directors; and
  On June 4, 2010, shareholders of the Company approved a change to the Company’s name and authorized the filing of the related certificate of amendment;

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Carbon Systems International Inc.

By:

/s/ Luc C. Duchesne

______________________________________
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

November 11, 2010