Form 10-Q/A
period 2010-06-30
Bio-Carbon Systems International Inc.
filed 2010-11-18
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53809

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the quarterly period ended June 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

GENERAL MATTERS

This quarterly report on Form 10-Q/A amends and restates a quarterly report on Form 10-Q previously filed by Bio-Carbon Systems International Inc. (f/k/a ABC Acquisition Corp. 1501), and the information and disclosure provided herein is provided as of August 13, 2010, the date of that original report.

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

TABLE OF CONTENTS

FORM 10-Q/A

QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

Bio-Carbon Systems International Inc.

Unaudited Balance Sheets

As at June 30, 2010 and December 31, 2009

		June 30, 2010 (Unaudited) (in C$)		December 31, 2009 (Audited) (restated in C$)
Current Assets:
Cash and cash equivalents		$12,987		$-
Restricted cash (note 8)		55,000		-
Amounts receivable		423		-
Notes receivable (note 6a)		15,000		-
Prepaid technology royalties (note 7)		11,250		-
Other prepaid fees		1,577		-
Total Current assets		96,237		-

Technology license rights (note 7)		236,581		-

Total Assets		$332,817		$0

Current Liabilities
Accounts payable and accruals		$70,225		$3,096
Due to shareholders/officers		10,606		10,510
	$		$
Total Current Liabilities		80,831		13,606

Shareholders’ Equity (Deficit)
Common shares(note 6a)		72,928		3,679
Shares to be issued (note 8)		55,000		-
Cumulative translation adjustment		(664)		(39)
Preferred shares (note 6b)		240,000		-
Accumulated deficit		(115,277)		(17,645)
Total Shareholders’ Equity (Deficit)		251,986		(13,966)

Total Liabilities & Shareholders’ Equity (Deficit)		332,817		0

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Unaudited Statements of Operations

For the Periods Ended June 30, 2010

(Unaudited)

	For The Three Months Ended June 30, 2010 (in C$)	For The Six Months Ended June 30, 2010 (in C$)

Revenue	$-	$-

Operating expenses
General and administrative	28,926	30,089
Professional fees	51,418	64,248
Foreign currency translation adjustment	0	(124)
Total operating expenses	83,345	94,213

Amortization of Technology license rights (note 7)	3,419	3,419

Net loss	$86,764	97,632

Weighted average number
of shares outstanding – basic and diluted	100,573,923	67,969,613
Net loss per share -
basic and diluted	$-	-

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Unaudited Statements of Cash Flows

For the Periods Ended June 30, 2010

 (Unaudited)

	For the 3 Months Ended June 30, 2010 (in C$)	For the 6 Months Ended June 30, 2010 (in C$)
Cash Flows Used in Operating Activities
Net loss	$(86,764)	$(97,632)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of license rights	3,419	3,419
Changes in operating assets and liabilities:
Amounts receivable	(423)	(423)
Prepaid expenses and deposits	(12,827)	(12,827)
Payables and accruals	53,482	67,129
Due to shareholder	450	96
Net cash used in operating activities	(39,663)	(40,238)

Cash Flows Used in Investing Activities
Increase in technology rights asset	(240,000)	(240,000)
Net cash used in investing activities	(240,000)	(240,000)

Cash Flows From Financing Activities
Issuance of common and preferred shares	308,850	308,850
Increase in Notes receivable	(15,000)	(15,000)
Net cash provided by financing activities	293,850	293,850

Net increase in cash from operations	14,187	13,612
Effects of foreign exchange on cash	(1,200)	(625)
Cash, beginning of period	-	-
Cash, end of period	$12,987	$12,987

See accompanying notes to the unaudited financial statements.

Bio-Carbon Systems International Inc.

Notes to the Financial Statements
June 30, 2010
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

  Related Party Transactions

On June 4, 2010, ABC Acquisition Corp. 1501 (the “Company”, “we” or “us”) entered into a license agreement (the “Cormier License”) with R&B Cormier Enterprises Inc. (“Cormier Enterprises”), an Ontario corporation, pursuant to which Cormier Enterprises granted us an exclusive, non-transferable and irrevocable right to develop and commercialize certain intellectual property that we will use in conducting airborne and other surveys of forested lands in areas that are difficult to access.  Those surveys would be conducted in a statistically verifiable process that is designed to be employed for use in carbon trading programs to assess the value (and potential value) of the surveyed lands as carbon sequestration land parcels in carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs.  Pursuant to the Cormier License, we are required to pay a royalty of 2.5% on any revenue earned by the Company from the use of the Cormier License.  In addition, under the agreement we have pre-paid the royalty on the first $225,000 of revenue to be earned under the Cormier License by issuing 18,750,000 of the Company’s common shares to Cormier Enterprises at a value of $0.0003/share.

On June 4, 2010, we also entered into a license agreement (the “GSN License”) with GSN Dreamworks, Inc. (“GSN”), an Ontario corporation, pursuant to which GSN granted the Company an exclusive, non-transferable and irrevocable right to develop and commercialize certain intellectual property that we will use in quantifying the value of forested lands and other parcels of property within the context of carbon trading programs, wherein such lands are expected to have value (that is currently unrealized) as carbon sequestration land parcels in carbon trading, carbon credit, and other greenhouse gas emission control, offset and reduction programs.  Pursuant to the GSN License, we are required to pay a royalty of 2.5% on any revenue earned by the Company from the use of the GSN License.  In addition, under the GSN License we have pre-paid the royalty on the first $225,000 of revenue to be earned under the GSN License by issuing 18,750,000 of our common shares to GSN at a value of $0.0003/share.

To facilitate the use of the Cormier License and GSN License, the Company entered into consulting agreements with Luc C. Duchesne and Robert G. Cormier (the “Consulting Agreements”), pursuant to which Mr. Duchesne and Mr. Cormier will provide the Company with management and advisory services with respect to the intellectual property licensed to the Company under those licenses.  Further to those agreements, Luc Duchesne has been appointed the Chief Executive Officer, President and Treasurer/Chief Financial Officer of the Company, and Mr. Cormier has been appointed the Chief Operating Officer and Secretary of the Company.  As consideration for agreeing to make their services available, we agreed to make a one-time payment of $9,125 to each of them, payable as to $3,500 in cash as to the remaining $5,925 in the form of 19,750,000 common shares valued at $0.0003 per share (for a total payment of $11,300 paid through the issuance of 39,500,000 common shares).  In addition to these payments, we agreed that we would pay additional remuneration to these individuals for their on-going services, likely in the form of a monthly cash payment that would be established and would commence after the Company has commenced more regular business operations.

These Consulting Agreements have a term of 3 years.  However, we may elect to terminate the agreements at any time upon notice.  In addition, under these agreements Mr. Duchesne and Mr. Cormier agreed that any intellectual property arising from or included to in any modifications or improvements to the licensed technology and intellectual property, or to any other rights owned, licensed or used by the Company, will be owned by us, and they assigned to the Company any interest they may have therein.

Cormier Enterprises is wholly owned by Mr. Cormier and his spouse.  GSN is wholly owned by Mr. Duchesne.  Currently Mr. Duchesne and Mr. Cormier also serve as the directors of the Company.

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

a)       Common Shares

	Number of
	Common Shares Issued	$ Amount

Balance as of December 31, 2009	35,000,000	4,078

Issued for Directors’ services at $0.0003 per share	6,500,000	1,950
Issued at $0.0003 per share for prepayment of technology licenses royalties	37,500,000	11,250
Issued at $0.0003 per share for prepayment of consulting services	39,500,000	11,850
Issued in a private placement at $0.0003 per share in exchange for notes receivable	50,000,000	15,000
Issued in a private placement at $0.0003 per share in exchange for cash	96,000,000	28,800

Balance as of June 30, 2010	264,500,000	$72,928

b)          Class A Preferred Shares

	Number of
	Preferred Shares Issued	C$ Amount

Balance as of December 31, 2009	-	-

Class A Preferred Shares issued for services at C$1.00 per share	240,000	240,000

Balance as of June 30, 2010	240,000	$240,000

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

Penny Stock Rule

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The shares offered by this prospectus constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which:

•         contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•         contains a description of the broker's or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•         contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•         contains a toll-free telephone number for inquiries on disciplinary actions;

•         defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•         contains such other information and is in such form (including language, type, size, and format) as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•         with bid and offer quotations for the penny stock;

•         the compensation of the broker-dealer and its salesperson in the transaction;

•         the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•         monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling those securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, our Chief Executive Officer (who is the Company’s principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures,  are effective  at a reasonable assurance level.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures was conducted.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, control and management of the Company was transformed and began operating as an active business (rather than a shell company).  As such, there were significant changes in our internal controls during the period.  For example, for the time being and until the operations of the Company make this impractical, all financial transactions involving the Company, including all payments and any incurring of liabilities, requires a signature from, or other approval from, the CEO or CFO of the Company.  Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

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

November 17, 2010