Form 10-K
period 2010-12-31
Bio-Carbon Systems International Inc.
filed 2011-04-15
CIK 1475430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-53809
Bio-Carbon Systems International Inc. (to be renamed Joshua Gold Resources Inc.)
(Exact name of registrant as specified in its charter)
Nevada	27-0531073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
72 Birch St. E Chapleau, Ontario Canada P0M 1K0
(Address of principal executive offices)
Registrant's telephone number, including area code: (705) 864-1095
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class COMMON STOCK, $0.0001 PAR VALUE PREFERRED STOCK, $0.0001 PAR VALUE	Name of each exchange on which registered N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non‑affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2010: $26,519,000.  The Registrant has no non‑voting common stock.

As of April 15, 2011, there were 265,190,416 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Information on the hours of operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website ( http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

BIO-CARBON SYSTEMS INTERNATIONAL

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

Table of Contents

		Page
	PART I
Item 1.	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings	8
Item 4.	Removed & Reserved	8
	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	15
Item 8	Financial Statements and Supplementary Data	16
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	16
Item 9A	Controls and Procedures	17
Item 9B	Other Information	18
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accounting Fees and Services	20
	PART IV
Item 15	Exhibits and Financial Statement Schedules	21

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

  Our future strategy, structure, and business prospects;
  The planned commercialization of our current mineral acquisitions;
  The size and growth of the potential mineral reserves; and
  Use of cash, cash needs and ability to raise capital.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A.  of this Annual Report on Form 10‑K, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Annual Report on Form 10‑K is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

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

\\SBS-server\O\J\Joshua Gold Resources Inc\Joshua-CW-12-2010\10k v2.1.DOC

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

There are additional risks of investing in penny stocks whether in public offerings or in secondary trading, relating to commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions

Corporate Information

Bio-Carbon Systems International Inc. (formerly known as ABC Acquisition Corp. 1501) was incorporated in Nevada on July 10, 2009 as a “shell Company” or “blank check” corporation and on May 20, 2010 the Company was sold to a new shareholder.  On June 4, 2010 control of the Company was sold to a new group of shareholders (Group 1), the company’s name was changed to Bio-Carbon Systems International Inc.  On December 23, 2010 control of the Company was sold to a new group of shareholders (Group 2).  Subsequent to year end, the company’s name will be changed to Joshua Gold Resources Inc.

Unless the context requires otherwise, in this report the terms “BCSI”,  the “Company," "we," "us" and "our" refer to Bio-Carbon Systems International Inc.  References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated.  References to "C$" shall mean Canadian dollars.

ITEM 1.          Business

Overview

January 1, 2010 - December 23, 2010

From January 1 to June 3, 2010 the Company was a blank check shell company for securities purposes.  On June 4, 2010 the Company changed its status and became a start-up carbon measuring company based in Sault Ste Marie, Ontario.  The Company entered into certain license and consulting agreements with individuals and/or entities controlled by individuals that comprise the Group 1 controlling shareholders.  The Company planned to use its licensed intellectual property and technology to conduct airborne and other surveys of forested lands in areas that are difficult to access. Those surveys would have been conducted in a statistically verifiable process designed for use in carbon trading programs to assess the potential value of the surveyed lands as carbon sequestration land parcels in carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs.

However, the Company later found that the current  North American regulatory and economic  framework  surrounding the emerging business of carbon measurement, carbon storage, carbon sequestration and carbon trading activities was not economically viable at this time.  Therefore, the Company decided not to pursue the carbon business and terminated the license agreements and the consulting agreements on December 23, 2010.  The termination has not given rise to any penalties against the Company as the termination was concluded through a mutual agreement of separation.

Subsequent December 23, 2010

After exiting the carbon measuring business, the Company became a mineral exploration business located in Chapleau, Ontario.  The Company’s principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On December 23, 2010, the Company optioned  a 1,550 acre mineral lease in the North West Territories of Canada, approximately two hours north-north-west of Yellowknife.

Management  retained an independent geological firm, Aurora Geosciences Inc, to visit the property, named  the ‘Carson property’, and write a report under Canada’s National Instrument 43-101(“NI 43-101”), which instrument provides guidelines for the preparation, completion and use of such reports for public companies.  The author of this report is David White, a “Qualified Person” under NI 43-101.  He has completed the report  and it is included as Exhibit 99.2 to this annual report.  The geological report recommends further exploration of the Carson Property and a phased exploration budget in three stages, along the following outlines:

Stage 1 – Geology Program involving updating historical data on the property to modern standards, conducting surface review sampling, and preparing geological mapping.  Estimated cost $24,000.

Stage 2 – Geophysics Program where an updated ground magnetic and VLF (very low frequency) survey would be conducted over the entire property.  The results would be interpreted in the context of structural controls on known gold showings and applied to other areas of the property.  Estimated cost $23,000.

Stage 3 – Diamond Drilling Program would be conducted on areas identified as the Pond, the Chuck Vein, and any prospective geophysical anomalies identified in Stage 2.  Estimated cost $820,000.

The Company plans on undertaking Stage 1 in 2011.  The results will determine whether and to what extent the Company will implement Stage 2.

The Company will be engaging a geological consultant to evaluate the work programs from the NI 43-101 report and will continue to consider and evaluate other mineral resource exploration properties in North America to ascertain whether those properties should be acquired and explored by the Company.

Mineral Acquisition Agreement – Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario corporation, pursuant to which 2214098 has agreed to sell to the Company the property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”). The claim covers an area of approximately 1,550 acres.  Under the Acquisition Agreement, the Company will acquire the Carson Property in consideration for the following payments:

1) the Corporation paying CDN$100,000 to be paid by the Corporation to 2214098 as follows:

a. $25,000 on or before April 30, 2011;

b. $10,000 on or before each of September 30th, 2011, 2012, 2013, 2014; and

c. $35,000 on or before September 30th, 2015;

(2) the Corporation paying 1,000,000 common shares in the capital of the Corporation (the “Shares”) to 2214098, and deliver the Shares to 2214098 on or before March 30th, 2011;

(3) upon and following the commencement of commercial production, the Corporation shall pay a 2% royalty to John Rapski, and a 1% royalty to 2214098 of net smelter returns (NSR) on the terms and conditions as set out in the Acquisition Agreement.

The 1,000,000 common shares due to be issued to 2214098 have been authorized for issuance and are expected to be issued and delivered to him by the end of April of 2011.

Management believes that the Carson property could potentially host economic gold deposits and, upon expert opinion of their  geologists, warrants continued mineral exploration on the property.

Mineral Exploration Industry

By definition, mineral exploration companies have no product or inventory to sell since they are not operating as a mining company.

Management will initially only explore and risk funds in properties that are located in the United States or in Canada where land , lease laws are consistent and enjoy stable local, state, provincial and federal governments.

Mineral exploration companies need to design their exploration budgets in a manner whereby they can be completed by current and reasonably expected financings.

When a mineral exploration company has found a mineral deposit that is potentially economic, the company must meet all environmental and mining regulations.  These could include mining permits to be granted by the appropriate state or provincial and local governments.  These prerequisites to mining the mineral  material can be expensive and take time to comply with.  However, when a company has an economic deposit it is easier for the company to raise finances to deal with these expenses and time delays.  Management will use accredited,  appropriate professionals to represent the company and obtain approvals from the  regulatory authorities.

Competition

The mineral exploration and mining industry is competitive in all phases of exploration, development and production.  In addition, as the Company has no revenue and does not anticipate earning revenue for the foreseeable future (if ever), the Company expects that it will have to raise substantial sums to conduct its operations and explore the Carson Property and any later acquired property.

The Company competes with a number of other entities and individuals in the search for, and acquisition of, attractive mineral properties, as well as competing with other actors in this industry and in other sectors to raise the capital it requires to conduct its activities and fund its operations.. As a result of this competition, the majority of which is with companies that possess greater financial resources than the Company has, in the future the Company may not be able to acquire attractive properties on terms it considers acceptable.

Furthermore, in raising capital and attracting talented mining and resource exploration professionals, we compete with other resource companies, many of whom have greater financial resources and/or more advanced properties that are better able to attract greater interest or may be (or may be perceived to involve) less risk.

Finally, our business is to search for mineral resource deposits, the value of which fluctuates in line with market values for those resources.  Factors beyond our control that relate primarily to international economic conditions may affect the marketability of mineral deposits delineated or mined by us.

Government Regulation

There are several governmental regulations that materially restrict the exploration for minerals, and the extraction of minerals and any related mining activities, in Canada and in the Northwest Territories.  The Company will be subject to the mining laws and regulations in force in Canada and in the Northwest Territories (as well as any other jurisdiction wherein a future-acquired property is located).  In order to comply with applicable regulations, the Company may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.  As a general matter, management of the Company will attempt to ensure that all budgets for exploration programs include a contingency for regulatory compliance.

Employees

On December 31, 2010, the Company did not have any  part-time or full-time employees.

Available Information

The Securities and Exchange Commission, or the SEC, maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.       RISK FACTORS

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk. The following risk factors should therefore be considered when evaluating an investment in the Company.

We are a development stage company with a limited operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in a development stage company.  In particular, potential investors should be aware that we have not proven that we can:

•         raise sufficient capital in the public and/or private markets;

•         have access to a line of credit in the institutional lending marketplace for the expansion of our business;

•         respond effectively to competitive pressures; or

•         recruit and build a management team to accomplish our business plan.

Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

We have a limited track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as a limited operating history makes it difficult to evaluate the future prospects of our business. There is limited information at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Accordingly, we have a limited track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in marketing our services. As such, there is a substantial risk that we will not be successful in generating sufficient operating revenues or in achieving profitable operations, irrespective of competition.

ITEM 2.          Properties.

On December 23, 2010, the Company entered into a mineral property acquisition agreement whereby the Company has purchased the mining lease for the property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson property”).  The term of the lease runs until June 30, 2024.   The lease is registered at the Northwest Territories Mining Recorder as mining lease 3446 and covers an area of approximately 1,550 acres.  See Exhibit 99.2.

ITEM 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results or operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company , threatened against or affecting the Company or its common stock, or the directors or executive officers of the Company in their respective capacities as such with the Company.

ITEM 4.          Removed & Reserved

None.

PART II

ITEM 5.          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not trading on any stock exchange.  We are not aware of any market activity in our stock since our inception and through the date of this filing.

Holders

As of April 15, 2011, there are 29 record holders of the Company’s issued and outstanding 265,190,416 shares of the common stock and three holders of the 240,000 preferred stock issued and outstanding which accrue cumulative 10% dividends annually on the issue price C$1.00 per share.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or preferred stock and we do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and its overall financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans or any individual compensation arrangements with respect to our Common Stock or Preferred Stock. The issuance of any of our common or preferred stock requires the approval of, and is within the discretion of, our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Description of Registrant’s Securities

The authorized capital stock of our Company consists of 400,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share of which there are as at year end 265,190,416 common stock and 240,000 preferred shares issued and outstanding.

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

Preferred shares have the following rights, powers, and designations: non-voting, accrue cumulative 10% dividends per annum on the issue price, compounded annually, retractable for CAD$1, no entitlement to participate in the capital appreciation of the Corporation and rank first over common shares.

Recent Sales of Unregistered Securities

In April 2011, the Company will issue 1,000,000 shares of common stock to 2214098 Ontario Ltd. in consideration for the complete payment and settlement of indebtedness, in an amount equal to $98,450, owed by the Company to 2214098 Ontario Ltd.

Issuer Purchases of Equity Securities

None.

ITEM 6.          Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7           Management's Discussion and Analysis of Financial Condition and Results of

Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, included in Item 8 of this Report. Unless otherwise specified, all dollar amounts are U.S. dollars

Overview

On December 23, 2010, the Company. became a mineral exploration company through the acquisition of a mineral rights lease.   Prior to December 23, 2010, we were a carbon based measuring company.

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

The Company’s business plan and objective after June 4, 2010 was to use certain licensed intellectual property to provide services and capitalize on opportunities relating to carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs. With the increasing importance of such programs, whether participation in them by businesses is voluntary or as a result of mandatory government regulations, at that time management of the Company believed there were opportunities for property owners and holders of timber harvesting rights to unlock the value of forested lands and other parcels of property as sources and generators of carbon credits.

The Company abandoned the carbon measuring business on December 23, 2010 upon termination of the license and consulting agreements.   The results of discontinued operations included in the Company’s financial statements for the year ended December 31, 2010 reflect the activity in this exited business.

Recent Developments

In December, management  retained an independent geological firm, Aurora Geosciences Inc, to visit the Carson property and write an evaluation report under Canada’s National Instrument 43-101(“NI 43-101”) guidelines. The author, a Qualified Person under NI 43-101, Dave White completed the report January 2011 and recommended futher exploration and a phased exploration budget.  See Exhibit 99.2 to this annual report.

RESULTS OF OPERATIONS

Discontinued Operations

Revenues, Cost of Goods Sold

                                               For the years ended December 31,

	2010	%Change	2009
Revenue	$ 130,186	N/M*	-
Cost of Goods Sold
Services	130,186	N/M*	-
Royalties	10,918	N/M*	-
Total Cost of Goods Sold	$ 141,104	N/M*	-

Gross Margin	$(10,918)	N/M*	-

*N/M - Not meaningful

Revenues

On July 1, 2010, the Company entered into a Master Service Agreement (the “Agreement”) with TransCanada Energy Ltd (“TCE”).

The Company was be engaged to provide TCE with services that were to include, but are not limited to, the following:

•Organizing and sub-contracting external parties in connection with the planning, coordination and completion of aerial imagery sub-contracts;

•Reviewing sub contract imagery deliverables and performing forest inventory work;

•Creating carbon models based on forest inventory;

•Creating carbon offset model;

•Developing and refining offset project documents;

•Creating and presenting information about projects to stakeholders;

•Creating offset protocols/ methodologies; and

•Conducting feasibility assessments.

During the year-ended December 31, 2010, revenues recognized from the services provided to TCE were $130,186.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2010 consisted of costs directly related to providing the services to TCE from companies owned by Luc Duchesne and Robert Cormier.  Included in cost of goods sold is the royalty fee paid in shares based on the terms of the technology license agreements June 4, 2010 to companies owned by Luc Duchesne and Robert Cormier.

Operating Expenses

For the years ended December 31,

	2010	%Change	2009
General and administrative	$2,997	N/M*	-
Professional fees	89,725	512%	-
Consulting fees	88,707	N/M*	-
Interest Expense	2,826	N/M*	-
Stock-based compensation	246,313	N/M*	-
			-
Total operating expenses	430,568	N/M*	-

*N/M - Not meaningful

General and Administrative Expenses

General and administration expenses consist of fees incurred for bank charges, corporate filing fees and transfer agent fees.   The 2010 costs are similar to those incurred in 2009.

Professional Fees

Professional fees consist of charges for legal services.  The increase in 2010 is due to increased filing and disclosure costs as result of being SEC registrant for a full year, and also as a result of the Company commencing operations in 2010 and migrating or converting from a largely inactive shell company to a carbon based measuring company.

Consulting Fees

Consulting fees represent payments for consulting, support and development costs for the licensed technology that were issued to Luc Duchesne, Robert Cormier or companies owned by them.  No such costs were incurred in 2009 since the business was a shell company at that time.

Interest

Interest expense represents interest accrued on loans from shareholders and other lenders during the year.   In 2009, there was no interest payable on the single shareholder loan.

Stock-based compensation

Stock-based compensation expenses represent the value of the preferred shares issued to certain advisors for services provided in 2010, the value of common shares issued to Luc Duchesne and Robert Cormier for the signing of consultant agreements, for their director services and to other directors for their services.  No such costs were incurred in 2009

Liquidity and Capital Resource

As at December 31,

	2010	2009
Cash and cash equivalents...................................................	$24,786	-
Percentage of total assets.....................................................	9%	-
Working capital deficiency..................................................	$(111,319)	$(12,946)

Financial Condition

The Company requires additional financing to cover costs that we expect to incur in 2011.  We have been able to obtain financial support from loans.  This will continue in 2011 until the Company is able to secure additional funding from equity financing through the sale of common stock or other securities.  Future financings could result in significant dilution of existing stockholders. The Company currently earns no operating revenues. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors.  In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected. Current market conditions make the present environment for raising additional equity financing less favorable.

Future funding requirements will depend on many factors, including but not limited to:

•         the geological merits of the Carson property

•         results from Phase 1 – Geology program on the Carson property

•         the geological merits of adjacent properties

•         selling opportunity of the Carson property to a mineral exploration company or joint-venture and

•         the acquisition of other potential mineral properties

Currently, our only asset and potential revenue generating product is our mineral option agreement.  Further exploration is required in order to determine whether the asset can generate significant mineral revenues or be sold for a significant price.

The following financing transactions occurred in 2010 and generated cash proceeds or will generate cash proceeds:

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

•         on July 8, 2010, the Company issued 550,000 common shares pursuant to a private placement to accredited investors at a purchase price of C$0.10 per share for total proceeds of C$55,000

•         two-year term loan of C$25,000 with interest accruing 1% per month

•         shareholder loans have occurred with interest accruing 1% per month at various times through the year and will continue in 2011

Contractual Obligations and Contingencies

Contractual obligations	Payments due by period			3–5 years	More than 5 years
	Total	Less than 1 year	1–3 years
Long-Term Debt - Mineral Acquisition	$100,000	$35,000	$30,000	$35,000	-
Long-Term Debt - Loan 2 year	31,000	-	$31,000	-	-

[Purchase Obligations]	-	-	-	-	-
Total	$131,000	$35,000	$61,000	$35,000	-

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, and stock-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  In addition, we comply with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received in excess of revenue recognizable under SAB No. 104 are deferred.

Valuation of Intangible and other Long-lived Assets.

We periodically assess the carrying value of intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•         the asset's ability to continue to generate income from operations and positive cash flow in future periods;

•         loss of legal ownership or title to the asset;

•         significant changes in our strategic business objectives and utilization of the asset(s); and

•         the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fair value is determined by a combination of third party sources and discontinued cash flows.  In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us.  We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies.  If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2010, the net book value of identifiable intangible assets that are subject to amortization totaled $199,960.

We determined that, as of December 31, 2010, there have been no significant events which may have affected the carrying value of the mineral acquisition right.

Stock-based Compensation

We use the fair value method to account for share-based payments.

ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk sensitive instruments at this moment.

ITEM 8.          Financial Statements and Supplementary Data

The financial statement information, including the report of the independent registered public accounting firm, required by this Item 8 is attached as Exhibit 99.1 and is hereby incorporated into this Item 8 by reference.

ITEM 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective June 4, 2010, in connection with the change of control of the Company that occurred on that date, the Company changed auditors.  Accordingly, the Company terminated its relationship with UHY LLP ("UHY") as independent registered public accounting firm for the Company. UHY, Southfield, Michigan, USA was previously engaged to audit our financial statements for the year ended December 31, 2009. The decision to change accountants was approved and ratified by the Company’s Board of Directors. The report of UHY on the financial statements of the Company for the year ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern. Additionally, since the inception of the Company in July 2009, in the 2009 fiscal year and in any subsequent interim period there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While UHY was engaged by the Company, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of UHY would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for the fiscal year ended December 31, 2009.

The Company provided UHY with a copy of the disclosures to be included in item 4.01 of this current report on Form 8-K and requested that UHY furnish a letter addressed to the Securities and Exchange Commission stating whether or not UHY agrees with the foregoing statements. A copy of the letter from UHY to the Commission, dated June 4, 2010, is attached as Exhibit 16.01 on the Report on Form 8-K.

The Company engaged Soberman, LLP, of Toronto, Ontario, Canada as the Company’s independent registered public accounting firm as of June 4, 2010.

On March 11, 2011, the “Company” dismissed Soberman LLP ("Soberman").  The Company had engaged Soberman to audit its financial statements for the year ended December 31, 2010.  The decision to change accountants was approved and ratified by the Company’s Board of Directors.  No report on the financial statements of  the Company was delivered by Soberman, and therefore there were no reports by Soberman to the Company and/or its management containing an adverse opinion or disclaimer of opinion, nor were there any reports delivered that were qualified or modified as to uncertainty, audit scope, or accounting principle.  Additionally, since having engaged Soberman on June 4, 2010, no disagreements arose between Soberman and the Company (and/or its management) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of Soberman would have caused it to make reference to the subject matter of the disagreements in connection with any report on the Company’s financial statements for any period audited by Soberman.

The Company provided Soberman with a copy of the disclosures to be included in Item 4.01 of the Report on Form 8-K and requested that Soberman furnish the Company with a letter addressed to the Commission stating whether or not Soberman agrees with the foregoing statements.  A copy of the letter from Soberman to the Commission, dated March 29, 2011, is attached to the Report on Form 8-K filed by the Company on April 4, 2011.

.

ITEM 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by our President and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered in this report, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management  performed additional analysis and other post-closing procedures in an effort to ensure its financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

As of December 31, 2010, the Company (as a company in the development stage) did not have any staff including trained accounting staff, adequate accounting policies and procedures, an advanced accounting system, segregation of duties. This resulted in inconsistent practices which impacted timely financial reporting.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

To address these material weaknesses, the Chief Financial Officer will be reviewing the company’s staffing requirements, implementing proper accounting policies and procedures and developing an efficient back end office using well known software applications based on resources.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.        Other Information.

None.

PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance

.

Name	Position	Age	Date assumed Executive Officer, Director Position
Ben Fuschino	Director	49	December 23, 2010
Ryan Bignucolo	Director, President, Secretary	37	December 23, 2010
Ben Ward	Director Chief Financial Officer, Treasurer	30	June 4, 2010 December 23, 2010

The Company’s officers will not be paid any remuneration for their service, although the Board of Directors may determine to authorize the accrual of payments which would then be paid or otherwise satisfied in the future. The current members of the Board of Directors will serve for an indeterminate term, until the next meeting of the shareholders of the Company or until they resign (if sooner).

The Company has not adopted a code of ethics for its management and board of directors (including its President and Chief Financial Officer).  As the Company’s activities in 2010 and to date in 2011 were and are minimal, it was not felt that the development and adoption of a code of ethics was immediately necessary.  However, the Company’s board of directors will re-consider whether it is appropriate and advisable that a code of ethics be developed and adopted in 2011, as business activities for the Company increase.

The Company does not have in place (nor has it adopted) any procedures by which security holders of the Company may recommend nominees to the Company’s board of directors.

The Company’s board of directors has not appointed an audit committee, and as a result the full board of directors of the Company currently serves as the audit committee.  The board of directors also has not determined whether or not the Company has an audit committee financial expert serving on the board (or the audit committee).  Currently, the board of directors felt that as the Company’s operations are minimal and that all members of the board bring different and valuable financial (and financial oversight and reporting) experience to the board’s consideration of the Company’s financial statements and financial reporting, a formal determination as to which directors should be designated as having the requisite skills and experience to be the audit committee financial expert would be left to a later date.

Management Biographies

Mr. Fuschino (age 49), a Director of the Company, is the past President and CEO of both Michigan Gold Mining Ventures and Sarissa Resources, Inc. from November 15, 2005 to November 30, 2007.  From June 1, 2010 to June 3, 2010, Mr. Fuschino served as the President, Chief Financial Officer, Secretary and sole director of the Company.  Since June 2, 2010, Mr. Fuschino has served as President of Friggi N.A. Inc., a machine tool company.  Some accomplishments to his credit include designing, structuring and implementing sales and marketing tactics for Friggi N.A. Inc. within his large territory, negotiating a joint venture with a European company for equity investment and increased product breadth, and negotiating exclusive rights for new products targeting the North American market.  Additionally, during his career (from 1984 to 1991), Mr. Fuschino held the position of Manager Retail Banking at the Royal Bank of Canada in which he supervised a staff of 20 employees.  Previously (from 1991 to 1995), Mr. Fuschino was also the President of Herakles Holdings, Inc. where he focused on management consulting.  While at Herakles Holdings, Inc., Mr. Fuschino prepared business plans and company assessments, provided financial consulting to individuals and corporations, and organized and coordinated management presentation workshops.  Mr. Fuschino studied business, political science and economics at the University of Western Ontario, as well as marketing and communications at the University of Windsor.  Currently, he is continuing his studies of philosophy and psychology at the University of Western Ontario.  Mr. Fuschino is fluent in 4 languages.  As indicated, he rejoined the Company’s Board of Directors on December 23, 2010.  Based on his prior experience with companies such as Michigan Gold Mining Ventures and Sarissa Resources, Inc. that are engaged in mineral resource exploration, his experience with management and financial reporting and controls (gained with other mineral resource exploration ventures and in retail banking) and his post-secondary studies in business, it was felt that Mr. Fuschino could apply his experience, qualifications and skills to play a positive addition to the Company’s board of directors.

Ryan Bignucolo (age 37), the President and Secretary of the Company and a Director, is the owner and President of Northern Haul Corporation, having served as President of this company since its formation.  Northern Haul Corporation began operations with only one logging truck.  Over the past 15 years, the company has grown, and it now offers a wide range of qualified services, employing over 60 people. Northern Haul Corporation is among the largest contractors in the area of Chapleau, Ontario.  In addition to his responsibilities at Northern Haul Corporation, during the summer months Mr. Bignucolo also manages Racine Lake Campground with his wife.  Mr. Bignucolo is active in his community, currently serving as the President of the Algoma-Manitoulin Provincial Liberal Association, the Chairman of the Chapleau District Advisory Committee to the Ontario Ministry of Natural Resources, and as Chairman of the Local Citizen’s Committee to the Superior Forest.  Mr. Bignucolo has completed an accounting and business management program at Lambton College in Sarnia, Ontario, and has completed safety and mechanical courses.  As indicated, he joined the Board of Directors on December 23, 2010, at which date he was also appointed the President and Secretary of the Company.  Based on his prior experience managing an active and growing company, it was felt that Mr. Bignucolo has the skills and experience necessary to manage the Company (both as President and as a Director) as it commences and continues exploration of the Carsen Property.  In addition, as his other business interests operate in the same geographic area, but in different industries, it was felt that Mr. Bignucolo’s knowledge of the area and of the various service providers who are active in the area would serve to help the Company with its operations.  Furthermore, through his ownership and management of active business that employs over 60 people, it was felt that the Company would benefit from the application of the financial management, financial reporting and overall management experience he has accumulated over the past 15 years qualifications and skills to play a positive addition to the Company’s board of directors.

Benjamin Ward (age 30) has been a member of the Company’s Board of Directors since June 4. 2010, was appointed the Chief Financial Officer and Secretary of the Company. Since July 2009, Mr. Ward’s primary occupation has been as the Executive Director of Kerr Street Community Services (“KSCS”), a community development organization that works from in Oakville, Ontario Canada.  Mr. Ward is responsible for management of 55 staff and400 volunteers at KSCS to deliver tangible relief programs relating primarily to food security and educational initiatives.  5,200 people rely on the services of KSCS every month.  Mr. Ward has extensive experience in international development, having served as the National Director of Economic Development for OMS International from May 2005 to July 2009.  Through his work with that organization, Mr. Ward gained project implementation experience in over 40 countries.  Mr. Ward served on the Advisory Board of Empower Global, a microfinance organization operating in Asia, Africa and the Caribbean, from September 2006 to July 2009.  From 2006 to 2009, Mr. Ward served as a non-member advisory committee member of that organization.  Mr. Ward holds a (H)BA, Postgraduate Certificate of Management and Master of Business Administration with a dual concentration of finance and operations from the Bradford University School of Management, England.  Mr. Ward was appointed as a director because of the management experience he has gained at KSCS, the project oversight and management experience he gained with OMS International (which the Company expects will be useful as the Company’s activities are likely to require logistical oversight), his prior work experience in geographic locations where the Company might consider future mineral resource exploration, and his management training (which has, in particular, provided exposure and experience with financial reporting).  In particular, Mr. Ward’s experience with KSCS, which as a community development organization must have robust financial controls in place, will be valuable to the Company and to the board.

ITEM 11.        Executive Compensation.

Name	Position	Compensation
Ryan Bignucolo	Director, President, Secretary	Nil
Ben Ward	Chief Financial Officer	$600 based on the value of 2,000,000 common shares issued for director services in 2010

.

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Ryan Bignucolo, 1 Richard St, Chapleau, Ontario, P0M 1K0	58,000,000	21.87%
Common Shares	Ben Fuschino, 883 Isabel St. Woodstock, Ontario, N4S 2A7	52,000,000	19.61%
Common Shares	Ben Ward, 115 Syndenham St, Dundas, Ontario L9H 2V5	8,000,000	3.02%
Common Shares	Management as a Group	118,000,000	44.5%

ITEM 13.        Certain Relationships and Related Transactions, and Director Independence

During the year, the Company has entered into licensing agreements with related companies, owned by former Directors, Luc C. Duchesne and Robert G. Cormier. The Company paid 37,500,000 common shares, with value of $10,918 as royalty fee for these two license rights.

During the year, the Company paid services fee of $130,186 (which was accounted for as cost of goods sold) to a related company owned by former Director, Robert G. Cormier.

During the year, the Company paid consulting fees of $61,533 to two former directors, Luc C. Duchesne and Robert G. Cormier.

During the year, the Company received loans from a current director or a company owned by a current director, Ben Fuschino.  The loans accrue interest at 1% per month.  At year end, the balance due was $15,000.

During the year, the Company entered into an advisor agreement that provided a current director, Ben Fuschino, 60,000 preferred shares valued at $57,738 for services provided up to date and to year end.

ITEM 14.        Principal Accounting Fees and Services

	2010	2009
Audit Fees	$11,624*	$3,500
Audit-Related Fees	-	-

*excludes fees incurred in 2011 related to the 2010 audit

PART IV

ITEM 15.        Exhibits, Financial Statement Schedules

 (a)  The following documents are filed as part of the report:

(1)   Financial Statements included in Part II of this report are attached hereto as Exhibit 99.1 to this report.

(2)   Financial Statement Schedules  are attached hereto as Exhibit 99.1 to this report.

(3)   List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Articles of Incorporation	Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.2	By-Laws of the Registrant	Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.3	Certificate of Amendment to the Articles of Incorporation – Change in name to Bio-Carbon Systems International	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
10.1	Mineral property acquisition agreement with 2214098 Ontario Ltd	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2010
10.2	Master Supply Agreement with TransCanada Energy Ltd	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on July 13, 2010
10.3	License Agreement with GSN Dreamworks	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.4	License Agreement with R&B Cormier Enterprises	Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.5	Consulting Agreement with Luc Duchesne	Exhibit 10.03 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.6	Consulting Agreeement with Rob Cormier	Exhibit 10.04 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.7	Preferred Shares Agreement for Services Rendered – John Wilkes
10.8	Preferred Shares Agreement for Services Rendered – Drew Currah
10.9	Preferred Shares Agreement for Services Rendered – Scott Keevil
10.10	Preferred Shares Agreement for Services Rendered – Ben Fuschino
16.1	Change in Registrant’s Certifying Accountant	Exhibit 16.01 to the Registrant's Current Report on Form 8-K filed with the Commission on April 4, 2011
16.2	Change in Registrant’s Certifying Accountant	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
99.1	Financial Statements
99.2	43-101 Technical Report – Carson Property

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2011                                                  Bio-Carbon Systems International

                                                                                    By:  /s/ Ryan Bignucolo

                                                                                           Ryan Bignucolo

                                                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2011                                                  By:  /s/ Ryan Bignucolo

Ryan Bignucolo

Director

Dated: April 15, 2011                                                  By:  /s/ Ben Ward

                                                                                           Ben Ward

                                                                                           Director

Dated:  April 15, 2011                                                 By:  /s/ Ben Fuschino

Ben Fushino

Director

