Form 10-Q
period 2011-03-31
Bio-Carbon Systems International Inc.
filed 2011-05-16
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53809

BIO-CARBON SYSTEMS INTERNATIONAL INC. (to be renamed Joshua Gold Resources)
(Exact name of registrant as specified in its charter)
Nevada	27-0531073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
72 Birch Street East, Chapleau, Ontaio, Canada P0M 1K0 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 16, 2011, the issuer had 266,190,416 shares of common stock outstanding.

 Bio – Carbon Systems International Inc.

FORM 10-Q

Mach 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F 1 -6
Item 2. Item 3.	Forward Looking Statements Management’s Discussion and Analysis or Plan of Operation	1 – 2 1 - 4
Item 4.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 5.	Changes in and Disagreements with Accountants and Disagreements on Accounting and Financial Disclosure	5

Item 6.	Control and Procedures	5 -6

PART 2—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNENCE

Item 1.	Directors, Executive Officers and Corporate Governance	7

PART II-- OTHER INFORMATION

Item 1.	Defaults Upon Senior Securities	8
Item 2.	(Removed and Reserved)	8
Item 3.	Other Information	8
Item 4.	Exhibits	8

SIGNATURES                                                                                                                                                             9

 PART I

Item 1.        Financial Statements

BIO-CARBON SYSTEMS INTERNATIONAL INC.

(A Development Stage Corporation)

BALANCE SHEETS

(Expressed in Canadian dollars)

	March 31, 2011	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current

Cash	$ 9,213	$ 24,786
Accounts receivable	14,124	999
Accounts receivable from discontinued operations	-	10,942
Prepaid expenses	-	12,997
Notes receivable	15,000	14,997
	38,337	64,721

Mineral property interests	200,000	199,960

	$ 238,337	$ 264,681

LIABILITIES AND SHAREHOLDERS' EQUITY

Current

Accounts payable and accrued liabilities	$ 43,594	$ 17,580
Liabilities from discontinued operations –current portion	-	83,756
Balance of purchase price payable –current portion	35,000	34,993
Loans and advances from shareholders	123,774	39,711
	202,368	176,040

Long-Term

Purchase price payable on mineral rights	65,000	64,987
Liabilities from discontinued operations	-	26,245
	65,000	91,232
Total Liabilities	2 67,368	267,272
Capital stock Authorized 400,000,000 with a par value of $0.001 per share; Issued and outstanding- 266,190,416; ( December 31, 2010 – 266,190,416)	26,519	26,519
Preferred shares	24	24
Shares to be issued	-	98,450
Additional paid in capital	444,957	340,196
Accumulated and other comprehensive income	1,822	1,919
Deficit accumulated during the development stage	(502,353)	(469,699)
	(29,031)	(2,591)

	$ 238,337	$ 264,681

The accompanying notes are an integral part of these financial statements

Bio – Carbon Systems International Inc.

STATEMENTS OF OPERATIONS AND DEFICIT and COMPREHENSIVE INCOME

(Expressed in Canadian dollars)

Statement of Operations and Deficit	Three Months ended March 31,2011	Three Months ended March 31,2010	For the Period from Inception July 10, 2009 to March 31, 2011

EXPENSES
Exploration expenditures	$ 13,000	$ -	$ 13,000
General and administration	7,361	-	10,950
Legal and audit	8,300	-	32,924
Transfer agents’ fees	3,993	-	3,993
Loss from continuing operations	(32,654)	-	(60,867)
Loss from discontinued operations	-	-	(441,486)
Net Loss for the period	(32,654)	-	(502,353)
Foreign currency translation adjustment	(97)	-	1,822

Comprehensive Income	(32,933)	$ -	$ (505,531)

Net loss per share – basic and fully diluted	$ (0.001)	$ (0.000)

Weighted average number of shares outstanding – basic and fully diluted	266,190,416	266,190,416

The accompanying notes are an integral part of financial statements

Bio – Carbon Systems International Inc.

STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Three Months ended March 31,2011	Three Months ended March 31,2010	For the Period from Inception, July 10, 2009 to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (32,933)	$ -	$ (505,531)
Items not involving cash:
Stock –based compensation	-	-	270,859
Foreign currency translation (loss) gain	(97)	-	1,822
Interest on loans to shareholders	500	-	1,713
Changes in non-cash working capital items:
(Increase) decrease in accounts receivables	(13,125)	-	(14,124)
Increase (decrease) in accounts receivable from discontinued operations	10,942	-	-
(Increase) decrease in notes receivable	(3)	-	(15,000)
Increase in prepaid expenses	12,997	-	-
Increase (decrease) in liabilities from discontinued operations	83,756	-	-
Increase in accounts payable and accrued liabilities	25,514	-	43,594
Net cash used in operating activities	(79,961)	-	(216,667)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral rights	(40)	-	-
Net cash used in investing activities	(40)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common shares	-	-	87,283
Reduction in shares to be issued	-	-
Addition to paid in capital	6,590		-
Liability assumed on acquisition of mining interests	20	-	-
Liability from discontinued operations – long term	(26,245)	-
Loans and advances from shareholders	84,063	-	138,597
Net cash provided by (used in) financing activities	64.428	-	225,880
Changes in cash for the period	(15,573)	-	9,213
Cash, beginning of period	24,786	-	-
Cash, end of period	$ 9,213	$ -	$ 9,213

The accompanying notes are an integral part of these consolidated financial statements

0.9998).

Bio-Carbon Systems International Inc. Notes to the Financial Statements
(Unaudited) March 31, 2011

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

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties, to which it has secured exploration rights.  If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized.  To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

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

At March 31, 2011, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of March 31 2011, December 31, 2010 and March 31, 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Bio-Carbon Systems International Inc. Notes to the Financial Statements
(Unaudited) March 31, 2011

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

On December 23, 2101 a legally binding separation agreement was entered into by former management and the Company whish absolves the Company of any further payments to previous management.

During the three month period ended March 31, 2011 shareholders advances $84,063 to fund the company’s working capital. At March 31, 2011 loans and advances of $123,774; (December 31, 2010; $ 39,711) is owed on these loans and advances which bear interest at an annual rate of 12%. Included in accounts payable and accrued liabilities does interest owe on these advances of $4,160 at March 31, 2011 and $3,660 at December 31, 2010.

  Shareholders’ Equity

The authorized capital stock of our Company consists of 400,000,000 shares of common stock, par value $0.0001 per share, of which there are currently 264,190,416 issued and outstanding, and 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 240,000 shares have been designated and issued as Class A Preferred Shares.

a)       Common Shares

  There have been no issuances in the three month period ended March 31, 2011.

b)          Class A Preferred Shares

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

F -6

Item 2.  FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

GENERAL MATTER

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

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  that are applicable to "penny stocks".  For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions, constitutes a "penny stock".  For any transaction involving a penny stock, unless exempt, the rules require:

         that a broker or dealer approve a person's account for transactions in penny stocks;

         the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

         that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person's account for transactions involving penny stocks, the broker or dealer must:

         obtain financial information, investment experience and investment objectives of the person; and

         make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Item 3.  Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

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

Recent Developments

In December, management retained an independent geological firm, Aurora Geosciences Inc, to visit the Carson property and write an evaluation report under Canada’s National Instrument 43-101(“NI 43-101”) guidelines. Management upon the recommendation of the Qualified person under NI 43 -101 David White, who completed the 43-101 report commits to a phased exploration of the Carson Property upon attainment of sufficient capital. Management is currently preparing an exploration budget based on this recommendation.

MD&A 1

 RESULTS OF OPERATIONS

Revenue   - Nil

General and Administrative Expenses

General and administration expenses consist of fees incurred for bank charges, corporate filing fees and transfer agent fees.   The 2011 costs are similar to those incurred in 2010 except that $13,000 has been expensed to the statement of operations for engineering costs related to the 43-101 report prepared in January 2011.

Professional Fees

Professional fees consist of charges for legal services.  The increase in the 3 months ended March 31, 2011 as compared to 2010 is due to increased filing and disclosure costs as result of being SEC registrant for a full year, and also as a result of the Company commencing operations in 2010 and migrating or converting from a largely inactive shell company to a carbon based measuring company.

Consulting Fees

Nil

Interest expense

Interest expense represents interest accrued on loans from shareholders and other lenders. Additional advances in the three month period ended March 31, 2011 were $84,063. Interest is being accrued on these loans and advances at the rate of 12% per annum. Loans and advances are unsecured and have fixed terms of repayment.

Liquidity and Capital Resource

As at March 31,

	2011	2010
Cash and cash equivalents...................................................	$ 9,213	$ -

Working capital deficiency..................................................	$(164,031)	$ -

Financial Condition

The Company requires additional financing to cover costs that we expect to incur in 2011.  We have been able to obtain financial support from loans.  This will continue in 2011 until the Company is able to secure additional funding from equity financing through the sale of common stock or other securities.  Future financings could result in significant dilution of existing stockholders. The Company currently earns no operating revenues. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors.  In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected. Current market conditions make the present environment for raising additional equity financing less favourable.

MD&A 2

Future funding requirements will depend on many factors, including but not limited to:

         the geological merits of the Carson property

         results from Phase 1 – Geology program on the Carson property

         the geological merits of adjacent properties

         selling opportunity of the Carson property to a mineral exploration company or joint-venture and

         the acquisition of other potential mineral properties

Currently, our only asset and potential revenue generating product is our mineral option agreement.  Further exploration is required in order to determine whether the asset can generate significant mineral revenues or be sold for a significant price.

There have been no material transactions in 2011 to May 16, 2011.

Contractual Obligations and Contingencies

Contractual obligations	Payments due by period			3–5 years	More than 5 years
	Total	Less than 1 year	1–3 years
Long-Term Debt - Mineral Acquisition	$100,000	$35,000	$30,000	$35,000	-
Long-Term Debt - Loan 2 year	31,000	-	$31,000	-	-

[Purchase Obligations]	-	-	-	-	-
Total	$131,000	$35,000	$61,000	$35,000	-

Off-Balance-Sheet Arrangements

As of March 31, 2011, there were no off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these quarterly financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, and stock-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

MD&A 3

Valuation of Intangible and other Long-lived Assets.

We periodically assess the carrying value of intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

         the asset's ability to continue to generate income from operations and positive cash flow in future periods;

         loss of legal ownership or title to the asset;

         significant changes in our strategic business objectives and utilization of the asset(s); and

         the impact of significant negative industry or economic trends.

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

At Mach 31, 2011, there no assets  that are subject to amortization.

We determined that, as of March 31, 2011, there have been no significant events which may have affected the carrying value of the mineral acquisition right.

Stock-based Compensation

There were no stock options granted or stock option benefit incurred during the three month period ended March 31, 2011.

MD&A 4

Item  5.       Controls and Procedures.

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

PART II

ITEM 1.        Directors, Executive Officers and Corporate Governance

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

PART III – OTHE INFORMATION

Item 1.  Defaults Upon Senior Securities.

None.

Item 2.  Submission of Matters to a Vote of Security Holders.

  On June 4, 2010, shareholders of the Company approved the appointment of new directors; and
  On June 4, 2010, shareholders of the Company approved a change to the Company’s name and authorized the filing of the related certificate of amendment;

Item 3.  Other Information.

  On March 30, 2011 the Company dismissed its current audit firm and engaged a new audit firm to express an audit opinion on its December 31, 2010 financial statements. The prior auditor had expressed no opinion on any financial statements and there were no matters of disagreement between the auditor and the Company (and/or its management) on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedures.

Item 4.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith 8

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: May 16, 2011                  Bio-Carbon Systems International Inc.

                                                                                By: /s/ Ryan Bignucolo

                                      Ryan Bignucolo

                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on this date.

Dated: May 16, 2011                                            By: /s/ Ryan Bignucolo

                                      Ryan Bignucolo

                                   Director

                                                                     Dated: May 16, 2011                                            By: /s/ Ben Ward

                              Ben Ward

                                 Director

Dated: May 16, 2011                                                By: /s/ Ben Fuschino

                                  Ben Fuschino

                                Director