Form 10-K/A
period 2009-12-31
Bio-Carbon Systems International Inc.
filed 2011-07-22
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from July 10, 2009 (inception) to December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53809

JOSHUA GOLD RESOURCES INC.

(f/k/a ABC ACQUISITION CORP 1501)

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

{00140742.2 }

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒

No  ☐

As of July 10, 2009 (date of inception and December 31, 2009, there were no non-affiliate holders of common stock of the Company.

As of April 6, 2010, there were 35,000,000 shares of common stock, par value $0.0001, outstanding.

FORWARD-LOOKING STATEMENTS

There are statements in this Annual Report on Form 10-K/A that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  Although management believes that the assumptions underlying the forward looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. Description of Business.

Joshua Gold Resources Inc. f/k/a ABC Acquisition Corp 1501 (“we”, “us”, “our”, the "Company") was incorporated in the State of Nevada on July 10, 2009.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on October 28, 2009, and since its effectiveness, our principal objective for the next 12 months and beyond has been to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a “Business Transaction”).

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

{00140742.2 }

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

Form of Business Transaction

                 A Business Transaction will likely take one of several forms. If we consummate a reverse merger, it is likely to be a:

•         Stock for stock exchange: we would exchange stock in our Company for ownership interests in the private company;

•         Merger; or

•         Stock for asset exchange: we would exchange stock in our Company for the assets of a privately held company. However, in order to trade the new shares of the combined public company it must first register the shares with the SEC.

Other Business Transactions could take one of the following forms, without limitation:

•         purchase of assets;

•         joint venture;

•         franchise agreement; or

•         licensing agreement.

{00140742.2 }

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

 Dividend Policy

We have not declared or paid any cash dividends on our common stock or preferred stock and we do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

                Mr. Amersey represented in writing that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

(b)                 Management’s Report on Internal Control over Financial Reporting

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 as the Company only had one employee at that date.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Certain Information About Our Sole Officer and Director

NAME	AGE	POSITION
Nitin Amersey	57	CEO, President, CFO, Secretary, Director

Nitin M. Amersey.

Nitin M. Amersey, age 57, has over thirty-six years of experience in international trade, marketing and corporate management. Since July 2009, Mr. Amersey has served as the managing member for Amersey Investment Holdings, LLC, a full-service management and consulting firm that assists small to medium-sized private companies wishing to go public. As the managing member of Amersey Investments, LLC, Mr. Amersey manages the company, and in a consultant role, advises a number of private companies in their efforts in becoming publicly traded.   Since October 2009, Mr. Amersey has served as CFO, Secretary, Treasurer, and Director of Trim Holding Group (f/k/a TNT Designs Inc.), a public company engaged in selling products in the Health Care sector.  Mr. Amersey, in his role as CFO, Secretary, Treasurer and Director, is responsible for managing the financial risks of the company and developing and implementing the business plan.

   Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003.  Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman of Environmental Solutions Worldwide’s Board through January 2010.  Environmental Solutions Worldwide manufactures and markets a diverse line of proprietary catalytic emission conversion, control, and support products and technologies for the International Transportation, Construction, and Utility markets.  In addition to his service as a board member of Environmental Services Worldwide, Mr. Amersey, since 1978, has been Chairman of the Board of Directors of Scothalls Limited, a private trading firm.

                Since 2001, Mr. Amersey has also served as President and CEO of Circletex Corp., a financial consulting management firm. As the President and CEO of Circletex Corp, Mr. Amersey manages the day to day affairs of the company and assists small to medium sized companies wishing to go public.  Additionally, Mr. Amersey has served as chairman of Midas Touch Global Media Corp., a company engaged in providing investment newsletters, from 2005 to the present.  Since 2007, Mr. Amersey has served as the Chairman of Hudson Engineering Industries Pvt. Ltd., a private distribution company domiciled in India.

Since 2005, Mr. Amersey has served as the sole officer and director of Bay City Transfer Agency & Registrar, Inc., a company that provides stock transfer and reporting services. Additionally, Mr. Amersey has been a control person of Bay City Transfer Agency & Registrar Inc. as Mr. Amersey owns 100% of the issued and outstanding shares of its common stock.  Moreover, Bay City Transfer Agency & Registrar, Inc. currently rents space from Amersey Investments, LLC, the company which Mr. Amersey is the managing member of.

Since July 10, 2009, Mr. Amersey has served as the sole officer and director of ABC Acquisition Corp 1501, a blank check company formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  ABC Acquisition Corp 1501 is a reporting company with a class of securities registered pursuant to section 12 of the Exchange Act. From 2003 to 2006 Mr. Amersey was Chairman of the Board of Directors for RMD Entertainment Group, a public company engaged in the research and development of advanced broadband technology. During the same period, Mr. Amersey served as the Chairman of the Board of Directors for Wide E-Convergence Technology America Corp., a provider of e-learning software.

                None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1501.

Mr. Amersey has a Master of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio.  He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute.

Mr. Amersey is qualified to be the sole officer and director of ABC Acquisition Corp 1501 because of his extensive experience serving on various Boards of Directors for public and private companies.

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

Code of Ethics

                We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

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

Director Independence

                We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that our sole director meets the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Nitin Amersey (1) 300 Center Ave. Ste. 202 Bay City, MI 48708	35,000,000	100%

All Officers and Directors as a group	35,000,000	100%

(1)	Nitin Amersey is President, CFO, Secretary and sole director of the Company.

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

                Nitin Amersey, our sole officer and director (its original incorporator), has paid all expenses incurred by the Company, which includes only resident agent fees, basic state and local fees and taxes. On a going forward basis, Mr. Amersey has agreed to pay all expenses incurred by the Company through the date of completion of a Business Transaction as described in Item 1 of this Form 10-K. Therefore, we do not expect to have significant expenses until the consummation of a transaction.

                Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

                The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm.  UHY personnel work under the direct control of UHY partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

Audit Fees

The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements and audit of financial statements included in our Form 10 or services that are normally provided in connection with statutory and regulatory filings from our inception to our fiscal year ended December 31, 2009 was $3,000.00.

Audit-Related Fees

Fees billed by UHY related to the 2009 audit of the Company’s financial statements, including the Form 10 services, from our inception to our fiscal year ended December 31, 2009 was $3,000.00.

Tax Fees

The aggregate fees billed by UHY for professional services for tax compliance, tax advice, and tax planning from our inception to the fiscal year ended December 31, 2009 was $0.

All Other Fees

There were no fees billed by UHY for other products and services for the year ended December 31, 2009.

                Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us.  The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Our entire Board has acted as our Audit Committee since July 2009.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services.  The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations.  If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants.  In addition, any services that receive annual pre-approval but exceed the pre-approved maximum feel level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed.  The Board, acting as the Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.  The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the year ending December 31, 2009.

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

(c)           Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15(d) and 14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15(d) and 14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
**99.1	Financial Statements

*	Filed as an exhibit to our registration statement on Form 10, as filed with the Securities and Exchange Commission on October 28, 2009 and incorporated herein by this reference.

**           Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2009 filed on April 6, 2010 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: July 22, 2011	By:	/s/ Benjamin Ward
Benjamin Ward CEO, President, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 22, 2011                                                                          By:   /s/ Benjamin Ward

Benjamin Ward

President, CEO, CFO and Director

Dated:  July 22, 2011                                                                         By:   /s/ Ben Fuschino

Ben Fushino

Director

Dated:  July 22, 2011                                                                         By:   /s/ Ryan Bignucolo

Ryan Bignucolo

Director