Form 10-Q/A
period 2010-06-30
Bio-Carbon Systems International Inc.
filed 2011-07-22
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53809

JOSHUA GOLD RESOURCES INC. (f/k/a Bio-Carbon Systems International Inc.)
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

{00204443.2 }

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

TABLE OF CONTENTS

FORM 10-Q/A

QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

Joshua Gold Resources Inc.

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

Joshua Gold Resources Inc.

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

Joshua Gold Resources Inc.

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

Joshua Gold Resources Inc.

Notes to the Financial Statements
June 30, 2010
(Unaudited)

  Basis of Presentation

The accompanying unaudited interim financial statements of Joshua Gold Resources Inc. (until June 4, 2010 known as ABC Acquisition Corp. 1501, collectively referred to herein as “Joshua Gold Resources Inc.”, “BCSI”, or the “Company”), have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2009 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 6, 2010, as well as the unaudited financial statements for the period ended March 31, 2010 and notes thereto contained in the Company’s Form 10-Q filed with the SEC on May 17, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

All $ references herein refer to Canadian dollars (“C$”) unless otherwise specified.  See also note 3.

  Going Concern

Planned principal activities have begun, but Joshua Gold Resources Inc. has not generated any revenues to June 30. 2010. The Company had a net loss for the six months ended June 30, 2010 of $97,632 and had an accumulated deficit of $115,277 at June 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Joshua Gold Resources Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2010 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended June 30, 2010, the Company paid a total of $8,352 to GSN Dreamworks Inc., a company controlled by the Company’s CEO as reimbursement for expenses incurred on behalf of Joshua Gold Resources Inc. No salaries were paid or accrued to any of the executives.

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

In July 2010, the Company borrowed $25,000 from a private lender incorporated in Panama.  The loan bears interest at 1% per month until repaid, and has a term of two years.  The loan can be repaid (with accrued interest) at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

Joshua Gold Resources Inc. (formerly known as Bio-Carbon Systems International Inc.) was incorporated on July 10, 2009 as a “shell Company” or “blank check” corporation and on May 20, 2010 the Company was sold to a new shareholder.  On June 4, 2010 control of the Company was sold to a new group of shareholders (the “New Controlling Shareholders”), the corporation’s name was changed to Bio-Carbon Systems International Inc., and the Company entered into certain License and Consulting Agreements with individuals and/or entities controlled by individuals that comprise the New Controlling Shareholders.  Having obtained these licenses and considering the Company’s plan for the development of its business using the licensed technology, on June 4, 2010 the Company ceased being a blank check Company and a shell Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Since the inception, the Company sold the following unregistered securities:

• on July 10, 2009, the Company issued 35,000,000 common shares to Mr. Nitin Amersey, the sole director and officer of the Company, at a purchase price of $0.0001 per common share, for aggregate proceeds of US$3,500;

• on June 3, 2010 the Company issued 500,000 common shares to Mr. Ben Fuschino, at a deemed price of C$0.0003 per common share, as an advance for his service as the sole director and officer of the Company;

• on June 3, 2010, the Company issued an aggregate total of 240,000 preferred shares of the Company to John S. Wilkes, Penny Currah, Benedetto Fuschino and Scott Keevil, with each individual receiving 60,000 preferred shares of the Company, at a deemed price of C$1.00 per preferred share, for services rendered in connection with the transfer of intellectual property;

• on June 4, 2010, the Company issued 37,500,000 common shares pursuant to two license agreements (18,750,000 common shares to GSN Dreamworks Inc. and 18,750,000 common shares to R&B Cormier Enterprises Inc.) at a deemed price of C$0.0003 per common share, as prepayment of royalties related to exclusive technology licenses;

• on June 4, 2010, the Company issued an aggregate total of 39,500,000 common shares to two consultants (19,750,000 common shares to Mr. Luc C. Duchesne and 19,750,000 common shares to Mr. Robert G. Cormier) pursuant to consulting agreements, at a deemed price of C$0.0003 per common share for consulting services;

• on June 4, 2010, the Company issued an aggregate total of 6,000,000 common shares to the directors of the Company (2,000,000 common shares to Mr. Robert Cormier; 2,000,000 to Mr. Luc C. Duchesne and 2,000,000 common shares to Mr. Benjamin Ward), at a deemed price of C$0.0003 as an advance payment for their service on the board for 2010;

• on June 4, 2010, the Company issued an aggregate total of 50,000,000 common shares of the Company to John S. Wilkes, Penny Currah, Benedetto Fuschino and Scott Keevil, with each individual receiving 12,500,000 common shares of the Company, at a purchase price of $0.0003 per share, the consideration having been paid by promissory notes (C$3,750 each promissory note) which were subsequently paid;

• on June 4, 2010, the Company issued an aggregate total of 96,000,000 common shares to Luc Duchesne and Robert Cormier, with each individual receiving 48,000,000 common shares, at a purchase price of C$0.0003 per share for total proceeds of $28,800;

• on July 8, 2010, the Company issued 550,000 common shares pursuant to Benito Fuschino at a purchase price of C$0.10 per share for total proceeds of C$55,000;

• on July 28, 2010, the Company issued 140,416 common shares to its legal counsel, Ormston List Frawley LLP for partial payment of services rendered at a price of C$0.10 per share;

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
*10.1

Master Supply Agreement – Consulting Services with TransCanada Energy Ltd. (incorporated by reference from Exhibit 99.1 to the amended current report (Form 8-K/A) filed by the Company on July 13, 2010).

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1 32.2

Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with previously filed reporting document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joshua Gold Resources Inc.

Date:  July 22, 2011                                                                            By: /s/ Benjamin Ward

                                                                                                                         Benjamin Ward

Chief Executive Officer, President, Chief Financial Officer and Director