Form 10-Q/A
period 2010-09-30
Bio-Carbon Systems International Inc.
filed 2011-07-22
CIK 1475430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

{00204786.2 }

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

  Going Concern

Planned principal activities have begun, Joshua Gold Resources Inc. has generated some revenues to September 30. 2010. The Company had a net loss for the nine months ended September 30, 2010 of $196,530, and had an accumulated deficit of $214,175 at September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Joshua Gold Resources Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2010 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.  Controls and Procedures.

a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective as of the date of the original filing of this Form 10-Q and remain ineffective as of the date of filing of this amended 10-Q due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

b)  Changes in Internal Control Over Financial Reporting

During the period covered by this report control and management of the Company was transformed and we began operating as an active business (rather than a shell company).  As such, there were significant changes in our internal controls during the period.  We now require all financial transactions involving the Company, including all payments and all agreed upon incurrences of liability, to require a signature from, or other approval from, the CEO or CFO of the Company.

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

• on June 4, 2010, the Company issued an aggregate total of 39,500,000 common shares to two consultants (19,750,000 common shares to Mr. Luc C. Duchesne and 19,750,000 common shares to Mr. Robert G. Cormier ) pursuant to consulting agreements, at a deemed price of C$0.0003 per common share for consulting services;

• on June 4, 2010, the Company issued an aggregate total of 6,000,000 common shares to the directors of the Company (2,000,000 common shares to Mr. Robert Cormier; 2,000,000 to Mr. Luc C. Duchesne and 2,000,000 common shares to Mr. Benjamin Ward), at a deemed price of C$0.0003 as an advance payment for their service on the board for 2010;

• on June 4, 2010, the Company issued an aggregate total of 50,000,000 common shares of the Company to John S. Wilkes, Penny Currah, Benedetto Fuschino and Scott Keevil, with each individual receiving 12,500,000 common shares of the Company, at a purchase price of $0.0003 per share, the consideration having been paid by promissory notes (C$3,750 each promissory note) which were subsequently paid

• on June 4, 2010, the Company issued an aggregate total of 96,000,000 common shares to Luc Duchesne and Robert Cormier, with each individual receiving 48,000,000 common shares, at a purchase price of C$0.0003 per share for total proceeds of $28,800;

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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