Form 10-K/A
period 2010-12-31
Bio-Carbon Systems International Inc.
filed 2011-07-22
CIK 1475430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10‑K/A (Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-51030
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

{00204689.2 }

JOSHUA GOLD RESOURCES INC.

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

Table of Contents

                                                                                                                                                                               Page

PART I

Item 1....... Business

Item 1A.... Risk Factors

Item 2....... Properties

Item 3....... Legal Proceedings

Item 4.       Removed & Reserved……………………………………………………………………… … .                         9

PART II

Item 5....... Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6....... Selected Financial Data

Item 7....... Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.... Quantitative and Qualitative Disclosures about Market Risk

Item 8....... Financial Statements and Supplementary Data

Item 9....... Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.... Controls and Procedures

Item 9B..... Other Information

PART III

Item 10..... Directors, Executive Officers and Corporate Governance

Item 11..... Executive Compensation

Item 12..... Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13..... Certain Relationships and Related Transactions, and Director Independence

Item 14..... Principal Accounting Fees and Services

PART IV

Item 15..... Exhibits and Financial Statement Schedules

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K/A contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

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

•         that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person's account for transactions involving penny stocks, the broker or dealer must:

•         obtain financial information, investment experience and investment objectives of the person; and

{00204689.2 }                                                             -1-

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

Joshua Gold Resources Inc. (f/k/a Bio-Carbon Systems International Inc.) was incorporated in Nevada on July 10, 2009 as a “shell Company” or “blank check” corporation and on May 20, 2010 the Company was sold to a new shareholder.  On June 4, 2010 control of the Company was sold to a new group of shareholders (Group 1), the company’s name was changed to Bio-Carbon Systems International Inc.  On December 23, 2010 control of the Company was sold to a new group of shareholders (Group 2).  Subsequent to year end, the company’s name will be changed to Joshua Gold Resources Inc.

Unless the context requires otherwise, in this report the terms “BCSI”,  the “Company," "we," "us" and "our" refer to Joshua Gold Resources Inc.  References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated.  References to "C$" shall mean Canadian dollars.

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

The 1,000,000 common shares due to be issued to Mr. Rapski have been authorized for issuance and are expected to be issued and delivered to him by the end of April of 2011.

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

ITEM 2.           Properties

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

ITEM 3.           Legal Proceedings

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

Operating Expenses

For the years ended December 31,

	2010	%Change	2009
General and administrative	$2,997	N/M*
Professional fees	89,725	512%
Consulting fees	88,707	N/M*
Interest Expense	2,826	N/M*
Stock-based compensation	246,313	N/M*

Total operating expenses	430,568	N/M*

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

Liquidity and Capital Resources

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

ITEM 9A.        Controls and Procedures

a)         Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective as of the date of the original filing of this Form 10-K and remain ineffective as of the date of filing of this amended 10-K due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

            b)         Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        Other Information

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

ITEM 11.        Executive Compensation

Name	Position	Compensation
Ryan Bignucolo	Director, President, Secretary	Nil
Ben Ward	Chief Financial Officer	$600 based on the value of 2,000,000 common shares issued for director services in 2010

.

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(2)   Financial Statement Schedules  are attached hereto as Exhibit 99.1 to this report.

(3)   List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Articles of Incorporation	Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.2	By-Laws of the Registrant	Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.3	Certificate of Amendment to the Articles of Incorporation – Change in name to Bio-Carbon Systems International	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
10.1	Mineral property acquisition agreement with 2214098 Ontario Ltd	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2010
10.2	Master Supply Agreement with TransCanada Energy Ltd	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on July 13, 2010
10.3	License Agreement with GSN Dreamworks	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.4	License Agreement with R&B Cormier Enterprises	Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.5	Consulting Agreement with Luc Duchesne	Exhibit 10.03 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.6	Consulting Agreeement with Rob Cormier	Exhibit 10.04 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.7	Preferred Shares Agreement for Services Rendered – John Wilkes	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.8	Preferred Shares Agreement for Services Rendered – Drew Currah	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.9	Preferred Shares Agreement for Services Rendered – Scott Keevil	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.10	Preferred Shares Agreement for Services Rendered – Ben Fuschino	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
16.1	Change in Registrant’s Certifying Accountant	Exhibit 16.01 to the Registrant's Current Report on Form 8-K filed with the Commission on April 15, 2011
16.2	Change in Registrant’s Certifying Accountant	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
99.1	Financial Statements	Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
99.2	43-101 Technical Report – Carson Property	Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 22, 2011                                                   Joshua Gold Resources Inc.

                                                                                    By:  /s/ Benjamin Ward

                                                                                           Benjamin Ward

                                                                                           President, CEO, CFO and Director

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

