Form 10-Q/A
period 2011-03-31
Bio-Carbon Systems International Inc.
filed 2011-07-22
CIK 1475430

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

 Joshua Gold Resources Inc.

FORM 10-Q/A

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

JOSHUA GOLD RESOURCES INC.

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

The accompanying notes are an integral part of these consolidated financial statements

Joshua Gold Resources Inc. Notes to the Financial Statements
(Unaudited) March 31, 2011

 Basis of Presentation

The accompanying unaudited interim financial statements of Joshua Gold Resources Inc. (until June 4, 2010 known as ABC Acquisition Corp. 1501, collectively referred to herein as “Joshua Gold Resources Inc.”, “BCSI”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange

Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 15, 2011, as well as the unaudited financial statements for the period ended March 31, 2011 and notes thereto contained in the Company’s Form 10-Q filed with the SEC on May 17, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.  All $ references herein refer to Canadian dollars (“C$”) unless otherwise specified.  See also note 3.

  Going Concern

 Planned principal activities have begun; Joshua Gold Resources Inc. has generated some revenues to March 31. 2011. The Company had a net loss for the three months ended March 31, 2011 of $32,654, and had an accumulated deficit of $502,353 at March 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Joshua Gold Resources Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(2011 – 0.9808; 2010 – 1.0334) and all assets and liabilities have been translated using the exchange rate

Prevailing at the consolidated balance sheet dates (Mach 31, 2011 – 0.9464; December 31, 2010 –

0.9998).

Joshua Gold Resources Inc. Notes to the Financial Statements
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

Joshua Gold Resources Inc. Notes to the Financial Statements
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

On December 23, 2010, the Company became a mineral exploration company through the acquisition of a mineral rights lease.   Prior to December 23, 2010, we were a carbon based measuring company.

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

There have been no material transactions in 2011 to May 17, 2011.

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

(b)	Changes in internal control over financial reporting.

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