Form 10-Q
period 2011-06-30
Bio-Carbon Systems International Inc.
filed 2011-08-16
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99 Bronte Road Suite 121 Oakville ON L6L 3B7 Canada

(Address of principal executive offices)

(705) 864-1095

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 16, 2011, there were 265,190,416 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

JOSHUA GOLD RESOURCES INC.

(A Development Stage Corporation)

BALANCE SHEETS

AS OF

30 June 2011 (Unaudited)	31 December 2010 (Audited)

ASSETS

Current Assets
Cash	$ 3,428	$ 24,786
Accounts receivable	-	999
Notes receivable	15,600	14,997
Prepaid expense	-	12,997
Accounts receivable from discontinued operations	15,621	10,942
Total Current Assets	34,649	64,721
Other Assets
Minerals rights	200,297	199,960
Deposit on mineral rights	6,240	-
Total Other Assets	206,537	199,960
Total Assets	$ 241,186	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 9,529	$ 17,850
Advances from stockholders	168,993	39,711
Due on mineral rights acquisition – current portion	36,400	34,993
Liabilities from discontinued operations	29,169	83,756
Total Current Liabilities	244,091	176,040
Long Term Liabilities
Due on mineral rights acquisition	67,600	64,987
Long term liabilities from discontinued operations	-	26,245
Total Long Term Liabilities	67,600	91,232
Total Liabilities	311,691	267,272
Stockholders' Deficit
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 265,190,416 shares issued and outstanding (December 31, 2010 – 265,190,416)	26,519	26,519
Additional paid‑in capital	340,196	340,196
Stock to be issued	98,450	98,450
Accumulated other comprehensive income	(2,199)	1,919
Deficit accumulated during the development stage	(533,495)	(469,699)
Total Stockholders' Deficit	(70,505)	(2,591)
Total Liabilities and Stockholders' Deficit	$ 241,186	$ 264,681

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(A Development Stage Corporation)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

SALES	$ -	$ -
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
Professional fees	13,243	-
General and administrative	11,337	-
Depreciation	3,584	-
TOTAL OPERATING EXPENSES	28,164	-
LOSS FROM CONTINUING OPERATIONS	(28,164)	-
Loss from discontinued operations	-	(86,764)
NET LOSS	$ (28,164)	$ (86,764)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	41	-
COMPREHENSIVE LOSS	$ (28,123)	$ (86,764)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	265,190,416	100,573,923

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(A Development Stage Corporation)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from Inception (July 10, 2009) to June 30, 2011

SALES	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
Professional fees	28,016	-	52,640
General and administrative	15,734	-	19,323
Exploration expenses	12,812	-	12,812
Depreciation	7,234	-	7,234
TOTAL OPERATING EXPENSES	63,796	-	92,009
LOSS FROM CONTINUING OPERATIONS	(63,796)	-	(92,009)
Loss from discontinued operations	-	(97,632)	(441,486)
NET LOSS	$ (63,796)	$ (97,632)	$ (533,495)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(4,118)	-	(2,199)
COMPREHENSIVE LOSS	$ (67,914)	$ (97,632)	$ (535,614)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	265,190,416	67,969,613

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(A Development Stage Corporation)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from Inception (July 10, 2009) to June 30, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (63,796)	$ -	$ (92,009)
Adjustments for non-cash items:
Depreciation	7,234	-	7,234
Adjustments for changes in working capital:
Accounts receivable	999	-	-
Prepaid expenses	12,997	-	-
Accounts payable and accrued liabilities	(8,321)	-	9,529
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(50,887)	-	(75,246)
FINANCING ACTIVITIES
Notes receivable	-	-	(15,600)
Due on mineral rights acquisition	-	-	104,000
Advances from stockholders	129,282	-	168,993
Proceeds on issuance of capital stock	-	-	465,189
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	129,282	-	722,582
INVESTING ACTIVITIES
Mineral rights	-	-	(208,000)
Deposit on mineral rights	(6,240)	-	(6,240)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(6,240)	-	(214,240)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	72,155	-	433,096

CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	(97,632)	(441,486)
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	(4,679)	-	(15,621)
Liabilities from discontinued operations	(80,832)	84,645	29,169-
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(85,511)	12,987	(427,938)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	(85,511)	12,987	(427,938)
FOREIGN CURRENCY TRANSLATION	(8,002)	-	1,730
NET DECREASE IN CASH	(21,358)	12,987	3,428
CASH, BEGINNING OF PERIOD	24,786	-	-
CASH, END OF PERIOD	$ 3,428	$ 12,987	$ 3,428

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

1.       Nature of Operations

Joshua Gold Resources Inc. (until February 10, 2011 known as Bio-Carbon Systems International  Inc., collectively referred to herein as “Joshua”, or the “Company”), was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business located in Oakville, Ontario.  Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On December 23, 2010, the Company optioned a 1,550 acre mineral lease in the Canadian territory, the Northwest Territories, two hours north-north-west of the capital city of Yellowknife.

2.       Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

3.       Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $63,796 for the six months ended June 30, 2011, and a working capital deficit of $209,442.  This casts doubt on the Company’s ability to continue as a going concern unless it can generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that action and plan such as above will be sufficient for the Company to continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

  Deposit on Mineral Rights

On June 25, 2011 the Company entered into a Mineral Property Acquisition Agreement with Firelake Resources Inc. whereby it acquired certain mineral interests in the townships of Eric and Huffman in the Province of Ontario. Consideration for the mineral interests is as follows:

1.       CDN $50,000 to be paid in two equal installments of CDN $25,000 on January 31, 2012 and January 31, 2013.

2.       2,000,000 shares of common stock to be issued before January 31, 2012

3.       Royalty of 2% of all net smelter returns upon commencement of commercial production at the property.

The Company has paid an advance against the required installments of $6,240 (CDN $6,000). The Company will record the full price of the acquisition when all conditions of the agreement are met.

  Related Party Transactions

During the six months ended June 30, 2011, shareholders advanced $129,282 (six months ended June 30, 2010 - $Nil) to fund the Company’s working capital from continuing operations. As of June 30, 2011 the Company has total advances from shareholders of $168,993 (December 31, 2010 - $39,711) which bear interest at an annual rate of 12%.

  Subsequent Events

Events that have occurred subsequent June 30, 2011 have been evaluated through the date of filing these financial statements. There have been no subsequent events that occurred during such period that would require disclosure in these financial statements or would be required to be recognized in the financial statements as of or for the six months ended June 30, 2011.

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

Overview

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Joshua Gold Resources Inc.

(a)	Corporate History and Background.

We were incorporated in the State of Nevada on July 10, 2009.  Prior to the Stock Purchase transaction described below in this Item 2, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

On June 4, 2010, Ben Fuschino, our sole officer and director at that time, sold his 35,000,000 shares of the Company’s common stock, which shares represented 100% of our issued and outstanding common stock, to Luc Duchesne and Robert Cormier for a total purchase price of $7,000 (the “Stock Purchase”).  Upon closing of the Stock Purchase, (i) Mr. Duchesne and Mr. Cormier held a controlling 100% ownership in the Company, (ii) we changed our business and became a start-up carbon measuring company and (iii) we changed our name to Bio-Carbon Systems International Inc. to better reflect our new business enterprise.

Immediately after the closing of the Stock Purchase, on June 4, 2010, we entered into a license agreement (the “Cormier License”) with R&B Cormier Enterprises Inc. (“Cormier Enterprises”), an Ontario corporation and a license agreement (the “GSN License”) with GSN Dreamworks, Inc., an Ontario corporation (“GSN”).  The Cormier License and GSN License (collectively, the “License Agreements”) granted the Company licensed intellectual property and technology to conduct airborne and other surveys of forested lands in areas that are difficult to access. Those surveys would have been conducted in a statistically verifiable process designed for use in carbon trading programs to assess the potential value of the surveyed lands as carbon sequestration land parcels in carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs.

Also, on June 4, 2010, the Company entered into consulting agreements (collectively, the “Consulting Agreements”) with Mr. Duchesne and Mr. Cormier, pursuant to which Mr. Duchesne and Mr. Cormier agreed to provide the Company with management and advisory services with respect to the intellectual property licensed to the Company under the Cormier and GSN Licenses.

On December 23, 2010, the Company elected to terminate the License Agreements and Consulting Agreements as the Company determined that conditions were not in place for the successful exploitation of the technology covered by the License Agreements. The termination did not given rise to any penalties against the Company as the termination was concluded through a mutual agreement of separation.

(b)           Current Business of Issuer.

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Chapleau, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the acquisition, exploration and development of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

                On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “2214098 Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”) whereby the Company purchased from 2214098 the mining lease for a certain property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”).  The term of the lease runs until June 30, 2024.   The lease is registered at the Northwest Territories Mining Recorder as mining lease 3446 and covers an area of approximately 1,550 acres.  Management believes that the Carson Property could potentially host economic gold deposits and, upon expert opinion of their geologists, warrants continued mineral exploration on the property.

In December of 2010, the Company retained an independent geological firm, Aurora Geosciences Inc. to visit the Carson Property and write an evaluation report under Canada’s National Instrument 43-101 guidelines.  Management, upon the recommendation of Mr. David White, the qualified person who completed the National Instrument 43-101 report, has committed to a phased exploration of the Carson Property upon attainment of sufficient capital.  Management is currently preparing an exploration budget based on this recommendation.

Additionally, on June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property”) in consideration for the sum of Fifty Thousand and No/100 Dollars (CDN $50,000) and Two Million (2,000,000) shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN $25,000 on or before January 31, 2012; CDN $25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Eric and Huffman Property, the Company will pay to Fire Lake a royalty equal to 2% of all net smelter returns on minerals from the Property.    CDN $50,000 is approximately USD $52,220 and CDN $25,000 is approximately USD $26,102.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector. As we have not commenced material operations, we have not earned any revenues.

As of August 16, 2011, we had cash on hand of $2,168.40 and current liabilities of $238,390.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

                There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Results of Operations

As we are an exploration stage company, we are not yet operational; therefore, we do not have any operations to report at this time. Our focus has been on the development of our business plan. All expenses to date have related to the development of our business plan and other expenses related to the daily operations of a public company.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

                There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A.  Risk Factors.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

Pursuant to the terms and conditions of that certain Firelake Acquisition Agreement entered into on June 25, 2011, we agreed to issue, on or before January 31, 2012, Two Million (2,000,000) shares of the Company’s common stock to Firelake Resources Inc. in partial consideration for the acquisition by Company of the Eric and Huffman Property.

The transaction described above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)           Use of Proceeds.

                Not Applicable.

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws
*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	Mineral Property Acquisition Agreement, by and between Company and Firelake Resources Inc., entered into on June 25, 2011
*10.2	Mineral Property Acquisition Agreement, by and between Company and 2214098 Ontario Ltd., entered into on December 23, 2010
*10.3	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.4	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.5	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.6	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: August 16, 2011	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director