Form 10-K/A
period 2010-12-31
JOSHUA GOLD RESOURCES INC
filed 2011-09-20
CIK 1475430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10‑K/A (Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE

All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the hours of operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

{00212857.2 }

JOSHUA GOLD RESOURCES INC.

From 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

{00212857.2 }                                                                   -2-

H:\Docs\clients\2507\004\CORRESP\00212857.DOC

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

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A.  of this Annual Report on Form 10‑K/A, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Annual Report on Form 10‑K/A is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

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

Subsequent December 23, 2010

After exiting the carbon measuring business, the Company became a mineral exploration business located in Chapleau, Ontario.  The Company’s principal business activity is the exploration of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring these property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On December 23, 2010, the Company optioned  a 1,550 acre mineral lease in the North West Territories of Canada, approximately two hours north-north-west of Yellowknife.

Management  retained an independent geological firm, Aurora Geosciences Inc, to visit the property, named  the ‘Carson property’, and write a report under Canada’s National Instrument 43-101(“NI 43-101”), which instrument provides guidelines for the preparation, completion and use of such reports for public companies.  The author of this report is David White, a “Qualified Person” under NI 43-101.  He has completed the report  and it is included as Exhibit 99.1 to this annual report.  The geological report recommends further exploration of the Carson Property and a phased exploration budget in three stages, along the following outlines:

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

Mineral Acquisition Agreement – Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario corporation, pursuant to which 2214098 has agreed to sell to the Company the property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”). The claim covers an area of approximately 1,812 acres.  Under the Acquisition Agreement, the Company will acquire the Carson Property in consideration for the following payments:

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

In addition to the royalties described above, the Northwest Territories and Nunavut Mining Regulations require the owner or operator of a mine to pay roylaties to Her Majesty on the value of the mine’s output during that fiscal year an amount equal to the lessor of:

a)    13% of the value of the output of the mine; and

b)    The amount calculated in accordance with the following table.

Value of Output	Royalty Payable of that portion of the Value
10,000 or less	0%
In excess of 5 million but not exceeding 10 million	5%
In excess of 5 million but not exceeding 10 million	6%
In excess of 10 million but not exceeding 15 million	7%
In excess of 15 million but not exceeding 20 million	8%
In excess of 20 million but not exceeding 25 million	9%
In excess of 25 million but not exceeding 30 million	10%
In excess of 30 million but not exceeding 35 million	11%
In excess of 35 million but not exceeding 40 million	12%
In excess of 40 million but not exceeding 45 million	13%
In excess of 45 million	14%

The foregoing summary of the Acquisition Agreement is not complete and is qualified in its entirety by reference to the complete text of the Acquisition Agreement which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with Securities and Exchange Commission on December 23, 2010.

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

Competition

The mineral exploration sector is highly competitive.  In addition, as the Company has no revenue and does not anticipate earning revenue for the foreseeable future (if ever), the Company expects that it will have to raise substantial sums to conduct its operations and explore the Carson Property and any later acquired property.

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

We are an exploration stage company with a limited operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in an exploration stage company.  In particular, potential investors should be aware that we have not proven that we can:

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

ITEM 2.           Properties

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario corporation, pursuant to which 2214098 agreed to sell to the Company the property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”). Under the Acquisition Agreement, the Company will acquire the Carson Property in consideration for the following payments:

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

In addition to the royalties described above, the Northwest Territories and Nunavut Mining Regulations require the owner or operator of a mine to pay roylaties to Her Majesty on the value of the mine’s output during that fiscal year an amount equal to the lessor of:

a)  13% of the value of the output of the mine; and

b)  The amount calculated in accordance with the following table.

Value of Output	Royalty Payable of that portion of the Value
10,000 or less	0%
In excess of 5 million but not exceeding 10 million	5%
In excess of 5 million but not exceeding 10 million	6%
In excess of 10 million but not exceeding 15 million	7%
In excess of 15 million but not exceeding 20 million	8%
In excess of 20 million but not exceeding 25 million	9%
In excess of 25 million but not exceeding 30 million	10%
In excess of 30 million but not exceeding 35 million	11%
In excess of 35 million but not exceeding 40 million	12%
In excess of 40 million but not exceeding 45 million	13%
In excess of 45 million	14%

The foregoing summary of the Acquisition Agreement is not complete and is qualified in its entirety by reference to the complete text of the Acquisition Agreement which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with Securities and Exchange Commission on December 23, 2010.

Mineral rights were acquired at the Carson Property location through claim staking. The Carson Property mining claims are an area of open Crown land or Crown minerals rights that a licensed prospector marked out with a series of claim posts and blazed lines. The mining claims were staked in square or rectangular share with boundaries running north, south, east and west astronomically. Claim posts are erected at the corner of each mining claim, and claim boundaries between each post are marked by blazes cut into trees and by cut underbrush. Claim corner post tags identifying the individual claim number are affixed by nails to each corner post.

The Northwest Territories and Nunavut Mining Regulations Territorial Lands Act (the “Mining Act”) authorizes the staking of mineral claims (such as those claims comprising the Carson Property) where the Crown owns the minerals and the carrying out of assessment/exploration work on the mining claims by the claim holder. Mining (i.e. extraction of the minerals) cannot take place until the claims are brought to lease. Mining leases are issued for the express purpose of undertaking mineral, development or mining. The claim holder is entitled to a lease upon fulfilling the requirements of the Mining Act. Currently, the surface and mineral rights are leased by J. Rapski.

The claim comprising the Carson Property is a mining lease.  A lease is issued for the express purpose of undertaking mineral development or mining. The lease is a Federal lease.

The claim is identified as mining lease 3446, District 215 of the Northwest Territories, Lease NTS Sheet no. O86B03. The lease was granted on June 30, 1993 and expires on June 30, 2024. Prior to the expiry date, the lease holder can apply to have the lease renewed for an additional 21 year period.

To maintain the claim in good standing, annual lease payments by the lease holder of $1,141 must be paid to the Chief of Financial Analysis for the Federal Department of Indian and Northern Affairs.

The Carson Property is 1,812 acres in area and is most directly accessed via Damoti Lake by float or ski based fixed wing aircraft or helicopter directly from Yellowknife. The Colmac seasonal road runs along the Indin Lake located approximately 5 kilometres to the west. This road originates in Yellowknife and is maintained through the winter months.

The Company must meet the following payments to 2214098 Ontario Ltd.  in order to retain title to the Carson Property:  CDN $ 25,000 on or before April 30, 2011; at total of CDN $40,000 payable in increments of CDN $10,000 on or before each of September 30, 2011, 2012, 2013, 2014; a further payment of CDN $35,000 on or before September 30, 2015; and delivery of the 1,000,000 common shares of Joshua registered to the Vendor on or before March 30, 2011.

Additionally, annual lease payments by the lease holder of $1,141 must be paid to the Chief of Financial Analysis for the Federal Department of Indian and Northern Affairs.

The Carson Property is underlain by mafic a lesser felsic metavolcanic and subordinate metasedimentary rocks of the Yellowknife Supergroup. Felsic metavolcanic rocks occur at the metavolcanic-metasedimentary contact. Eight major rock assemblages at the property have been delineated by historical exploration work and range from feldspar crystal tuffs, rhyolite, andesite and feldspar porphyry intrusives.

Gold associated with quartz veins (shear zones) or with silicification are found in the metavolcanic and metasedimentary rocks of the Yellowknife Supergroup. In the Indin Lake Supracrustal belt shear-hosted mineralized systems generally occur at or near volcano-sedimentary contacts. Specifically, mineralization on the property occurs as: gold-bearing quartz veins and lenses with pyrite-pyrrohtite and trace chalcopyrite and galena in mafic shear zones; pyrite-pyrrohtite horizons near the contact of the Lovang tuff and Snowden andesite; or as pyritic argillites associated with shear zones in the Oti rhyolite. These gold bearing shear zones occur on the property as three principal northeast-trending shear zones called the Pond, Chuck vein and Hilltop. The potential economic significance of the gold bearing formation and structures on the property is presently unknown.

To date, exploration work conducted by the Company has been limited to the preparation of a National Instrument 43-101 compliant technical report entitled: “Technical Report, Carson Property, INTS: 086G/03, Mackenzie Mining District, Northwest Territories” prepared by Aurora Geosciences Ltd. of Yellowknife, Northwest Territories.

The report summarized and evaluated all the publically available historical work completed in the immediate area of the property. As part of the terms of reference for the report, Aurora also conducted a site visit of the property. Based on the analysis of the historical work at the property, the report recommended additional exploration work be conducted including geological mapping, detailed compilation and interpretation of all historical work, updated VLF and magnetic surveying of the entire property, and diamond drilling. The estimated budget for the additional recommended work is CDN $857,703.00.

Prior to the preparation of the Aurora technical report, diamond drilling in 1947 and prospecting and ground geophysical work completed in 1947, 1981 and 1985 have been reported at the Carson property.

As the property is a “grass roots” exploration prospect, no plant equipment is present and no subsurface improvements are required at the property.  Further, no infrastructure or facilities are found on the property and no exploration work is presently underway.

Exploration cost on the Carson Property is limited to the preparation of the Technical Report and is $13,744. The report recommended additional exploration work be conducted including geological mapping, detailed compilation and interpretation of all historical work, updated VLF and magnetic surveying of the entire property, and diamond drilling. The estimated budget for the additional recommended work is CDN $857,703.00.

Sources of water locally is from the abundant local creeks, rivers and small lakes. Local power sources are not available presently. Power (when required) can be provided via portable generators transported to the property.

The Carson Property is presently without known mineral reserves and the proposed work program is exploratory in nature.

The location and access to the Carson Property, as well as its mineral claims and geology, are shown in the small-scale maps provided below.

116°0'0"W
115°0'0"W
114°0'0"W
113°0'0"W
64°30'0"N
64°0'0"N
63°30'0"N
63°0'0"N
62°30'0"N
62°0'0"N
115°0'0"W
114°0'0"W
113°0'0"W
112°0'0"W
N
Carson Property
Yellowknife
Great Slave Lake
Legend
Yellowknife
Property Location
NT Roads
Lakes
Tli cho Lands
Akaitcho_Interim Land WD
0 5 10 20 30 40
Kilometers
1:1,250,000
AURORA GEOSCIENCES

586000
588000
590000
592000
594000
596000
598000
7124000
7122000
7120000
7118000
7116000
7114000
7112000
7110000
Indin Lake
MI 1
4572
4574
3616
3446
Damoti Lake
DAYNA
MI 2
3617
4663
MI 3
4573
MI 4
MI 5
Ranji Lake
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.5 1 2 3 4
Kilometers
1:75,000
AURORA GEOSCIENCES

590000
591000
7117000
7116000
Damoti Lake
N
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
0 0.050.1 0.2 0.3 0.4
Kilometers
1:10,000
AURORA GEOSCIENCES

1985 Magnetic Survey

590000
591000
7117000
7116000
Damoti Lake
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.050.1 0.2 0.3
Kilometers
1:10,000
AURORA GEOSCIENCES

1985 VLF Survey

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

Recent Developments

In December, management  retained an independent geological firm, Aurora Geosciences Inc, to visit the Carson property and write an evaluation report under Canada’s National Instrument 43-101(“NI 43-101”) guidelines. The author, a Qualified Person under NI 43-101, Dave White completed the report January 2011 and recommended futher exploration and a phased exploration budget.  See Exhibit 99.1 to this annual report.

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

*N/M - Not meaningful

Revenues

On July 1, 2010, the Company entered into a Master Service Agreement (the “Agreement”) with TransCanada Energy Ltd (“TCE”).

The Company was engaged to provide TCE with services that were to include, but are not limited to, the following:

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

ITEM 8.           Financial Statements and Supplementary Data

Bio-Carbon Systems International Inc.

BIO-CARBON SYSTEMS INTERNATIONAL INC.

(An Exploration Stage Company)

Audited Financial Statements

As of December 31, 2010 and For the Period Inception (July 10, 2009) to December 31, 2009

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To Stockholders of Bio-Carbon Systems International Inc.

We have audited the accompanying balance sheet of Bio-Carbon Systems International Inc. as of December 31, 2010, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year then ended.  Bio-Carbon Systems International Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Carbon Systems International  Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

DNTW Chartered Accountants, LLP
Licensed Public Accountants

Markham, Ontario, Canada
April 14, 2011

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Balance Sheets

As at

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$24,786	-
Accounts receivable	999	-
Notes receivable	14,997	-
Prepaid expense	12,997	-
Accounts receivable from discontinued operations	10,942	-
Total Current Assets	64,721	-

Mineral Rights	199,960

Total Assets	$ 264,681	-

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$17,580	2,946
Advances from shareholders	39,711	10,000
Due on mineral rights acquisition - current portion	34,993	-
Liabilities from discontinued operations	83,756	-
Total Current Liabilities	176,040	12,946

Due on mineral rights acquisition	64,987	-
Long term liabilities from discontinued operations	26,245	-
Total Long Term Liabilities	91,232	-

Total Liabilities	267,272	12,946

Stockholders' Deficit
Common stock, $0.001 par value; 400,000,000 shares authorized, 265,190,000 (2009 - 35,000,000) shares issued and outstanding
Common stock	26,519	3,500
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 240,000 (2009 - zero) shares issued and outstanding
Preferred shares	24	-
Shares to be issued	98,450	-
Additional paid in capital	340,196	-
Accumulated other comprehensive income	1,919	-
Deficit accumulated during the exploration stage	(469,699)	(16,446)
Total Stockholders’ Deficit	(2,591)	(12,946)

Total Liabilities and Stockholders’ Deficit	$264,681	-

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the Period Inception (July 10, 2009) to December 31, 2010

	Preferred Stock		Common Stock		Additional		Acc. Other		Total
	Class A				SShares	Paid-In	Comprehensive	Accumulated	Stockholders
	Shares	Par Value	Shares	Par Value	TTo be Issued	Capital	Income	Deficit	Deficit

Issuance of stock for cash			35,000,000	$3,500					$3,500
Net loss								(16,446)	(16,446)
Balance, 31 December 2009			35,000,000	3,500				(16,446)	(12,946)

Issuance of stock for cash			96,550,000	9,655		70,518			80,173
Issuance of stock for notes receivable			50,000,000	5,000		9,435			14,435
Issuance of stock for services	240,000	24	83,640,416	8,364		260,243			268,631
Issuance of stock for acquisition for mineral rights			1,000,000		98,450				98,450
Foreign currency translation							1,919		1,919
Net loss								(453,253)	(453,253)
Balance, 31 December 2010	240,000	$24	266,190,416	$26,519	$98,450	$340,196	$1,919	$(469,699)	$(2,591)

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2010	For the Period from Inception (July 10, 2009) to December 31, 2009	For the Period from Inception (July 10, 2009) to December 31, 2010
Operating expenses
General and administrative	$143	$3,446	$3,589
Professional fees	11,624	13,000	24,624
Total Operating Expenses	11,767	16,446	28,213

Loss From Continuing Operations Before Taxes	(11,767)	(16,446)	(28,213)
Income taxes	-	-	-
Loss from continuing operations	(11,767)	(16,446)	(28,213)
Loss from discontinued operations	(441,486)	-	(441,486)
Net Loss	(453,253)	(16,446)	(469,699)
Foreign currency translation adjustment	1,919	-	1,919
Comprehensive Loss	$(451,334)	$(16,446)	$ (467,780)
Net loss per common share - basic and diluted
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Weighted average number of shares outstanding -
basic and diluted	167,399,518	35,000,000

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Period from Inception (July 10, 2009) to December 31, 2009	For the Period from Inception (July 10, 2009) to December 31, 2010
Cash flows for continuing operations
Operating activities
Net loss from continuing operations	$(11,767)	$(16,446)	$(28,213)
Change in non-cash working capital balances:			-
Accounts receivable	(999)	-	(999)
Prepaid expenses	(12,997)	-	(12,997)
Accounts payable and accrued liabilities	14,634	2,946	17,580
Net cash used in operating activities from continuing operations	(11,129)	(13,500)	(24,629)

Financing activities
Advances from shareholders	29,711	10,000	39,711
Issuance of common stock for cash		3,500	3,500
Net cash provided by financing activities from continuing operations	29,711	13,500	43,211

Net increase in cash from continuing operations	18,582	-	18,582

Cash flows for discontinued operations
Operating activities
Loss from discontinued operations	(441,486)	-	(441,486)
Items not affecting cash
Stock-based compensation	270,859	-	270,859
Interest accrued on the long term loan for discontinued operations	1,213	-	1,213
Change in non-cash working capital balances:
Accounts receivable from discontinued operations	(10,942)	-	(10,942)
Liabilities for discontinued operations	61,585	-	61,585
Net cash used in operating activities	$(118,771)	-	$(118,771)

Financing activities
Advances from shareholders	22,171	-	22,171
Proceeds from long term debt	24,995	-	24,995
Issuance of common stock for cash	83,783	-	83,783
Net cash provided by financing activities	130,949	-	130,949

Net increase in cash from discontinued operations	12,178	-	12,178
Effect of foreign currency translation	(5,974)	-	(5,974)
Net increase in cash	24,786	-	24,786
Cash - beginning of year	-	-	-
Cash - ending of year	$24,786	-	$24,786

See accompanying notes to the financial statements.

Bio-Carbon Systems International Inc. (An Exploration Stage Company)

Notes to the Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1. Nature of Operations and Organization

Bio-Carbon Systems International  Inc. (June 4, 2010 known as ABC Acquisition Corp. 1501, collectively referred to herein as “BCSI”, or the “Company”), was incorporated on July 10, 2009 in the state of Nevada. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

From January 1 to June 3, 2010 the Company was a blank check shell company. On June 4, 2010, On June 4, 2010 the Company changed its status and became a start-up carbon measuring company based in Sault Ste Marie, Ontario.  The Company entered into certain license and consulting agreements with individuals and/or entities owned by former directors.  The Company planned to use its licensed intellectual property and technology to conduct airborne and other surveys of forested lands in areas that are difficult to access. Those surveys would be conducted in a statistically verifiable process designed for use in carbon trading programs to assess the potential value of the surveyed lands as carbon sequestration land parcels in carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs.

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

After exiting the carbon measuring business, the Company became a mineral exploration business located in Chapleau, Ontario.  The Company’s principal business activity is the exploration of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring these property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On December 23, 2010, the Company optioned a 1,550 acre mineral lease in the Canadian territory, the North West Territories, two hours north-north-west of the capital city of Yellowknife.

Management retained an independent geological firm, Aurora Geosciences Inc, to visit the property, named the ‘Carson property’, and write a report under National Instrument 43-101(“NI 43-101”) guidelines evaluating such.  The author, a Qualified Person under NI 43-101, Dave White completed the report and recommended further exploration and a phased exploration budget in three stages.

2. Basis of Presentation

The accompanying audited financial statements of Bio-Carbon Systems International Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America.

  Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $453,253 for the year ended December 31, 2010 (2009 - $16,446), and a   working capital deficit of $111,319 (2009 – 12,946).  This casts substantial doubt on the Company’s ability to continue as a going concern unless it can generate net profit and raise adequate financing.

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

  Change in Functional Currency

On June 4, 2010, the Company entered into two license agreements from related companies, owned by former directors, and started to conduct the majority of its business in Canada.  As a result, the Company changed its functional currency from US dollar to Canada dollar effective June 4, 2010.

  Significant Accounting Policies

Exploration Stage Company

The Company is an exploration stage company.  The Company is still devoting substantially all of its efforts on establishing the business.  All losses accumulated, since inception, have been considered as part of the Company’s exploration stage activities.

Foreign Translation Adjustment

The accounts of the Company, a US registered Company whose functional currency is the Canadian dollar, were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Discontinued operations

The discontinued operations has been reported separately  in accordance with the provisions of ASC 205-20,  Presentation of Financial Statements – Discontinued operation, which provides guidance on when the results of operations of a component of an entity that either has been disposed of or is classified as held for sale would be reported as a discontinued operation in the financial statements. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity may be a reportable segment or an operating segment, a reporting unit.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to uncollectible receivables, stock-based compensation, equity instruments, and its intangible assets.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' deficit, and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures, and elects not to disclose fair value information about financial assets and liabilities for which fair value was not readily available.

Impairment of long-lived assets

In accordance with ASC 360, Property and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Stock-based compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity ’ s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.

Net loss per share

The Company accounts for loss per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended December 31, 2010 and the period from inception (July 10, 2009) to December 31, 2009.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.   Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, became effective for the Company on January 1, 2011.

In January 2010, the FASB issued (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, the requirement to disclose separately information about purchases, sales, issuances and settlements.  The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010.  The Company does not expect the impact of its adoption to be material to its financial statements.

In July 2010, the FASB issued (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires companies that hold financing receivables, which include loans, lease receivables, and the other long term receivables to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. On December 31, 2010, we adopted all amendments that require disclosures as of the end of a reporting period, and on January 1, 2011, the Company adopted all amendments that require disclosures about activity that occurs during a reporting period (the remainder of this ASU).   The adoption of this ASU did not have a material impact on the Company’s financial statements.

6.  Mineral rights

On December 23, 2010,  the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario corporation, pursuant to which 2214098 has agreed to sell to the Company the property (“mining lease”) located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Lake Property”). The claim covers an area of 1549.5 acres. Under the Acquisition Agreement, the Company will acquire the Carson Lake Property in consideration for the following payments.

(1) the Corporation paying CDN$100,000 to be paid by the Corporation to 2214098 as follows:

a. $25,000 on or before April 30, 2011;

b. $10,000 on or before each of September 30th, 2011, 2012, 2013, 2014; and

c. $35,000 on or before September 30th, 2015;

(2) the Corporation paying 1,000,000 common shares in the capital of the Corporation (the “Shares”) to 2214098, and deliver the Shares to 2214098 on or before March 30th, 2011;

(3) upon and following the commencement of commercial production, the Corporation shall pay a 2% royalty to John Rapski, and a 1% royalty to 2214098 of net smelter returns on the terms and conditions as set out in the Acquisition Agreement

The Company's intangible assets consist of the value of mineral acquisition agreement with 2214098 Ontario Ltd.  The mineral acquisition agreement is a single mining lease that expires June 30, 2024.  Therefore, the agreement is being amortized using the straight-line method over the term of the mining lease (13.5 years).  Amortization expense for the year ended December 31, 2010 was nil.

The Company determined that, as of December 31, 2010, there have been no significant events which may affect the carrying value of the mineral acquisition agreement.

  Related Party Transactions

During the year, the Company has entered into licensing agreements with related companies, owned by former Directors, Luc C. Duchesne and Robert G. Cormier. The Company paid 37,500,000 common shares, with value of $10,918 as royalty fee for these two license rights.

During the year, the Company paid services fee of $130,186 as discontinued cost of goods sold to a related company, owned by former Director, Robert G. Cormier.

During the year, the Company paid consulting fee of $61,533 to two former directors, Luc C. Duchesne and Robert G. Cormier.

During the year, the Company received loans from a current director or a company owned by a current director, Ben Fuschino.  The loans accrue interest at 1% per month.  At year end, the balance due was $15,000.

During the year, the Company entered into an advisor agreement that provided a current director, Ben Fuschino, 60,000 preferred shares valued at $57,738 and $7,000 for services provided up to date and to year end.

  Discontinued Operations

On June 4, 2010, the Company entered into two license agreements with related parties, owned by former directors (the “Licensors”) to acquire exclusive, non-transferable and irrevocable rights to develop and commercialize certain intellectual property that is to be used in conducting airborne and other surveys of forested lands and quantifying the value of forested lands and other parcels of property within the context of carbon trading programs. To facilitate the use of the two license rights, the Company entered into consulting agreements with Luc C. Duchesnes and Rober G. Cormier, pursuant to which Mr. Duchesne and Mr. Cormier will provide the Company with management and advisory services with respect to the intellectual property licensed to the Company under those licenses.

Near year end, the Company determined not to pursue the carbon business and elected to terminate the License Agreements and the Consulting Agreements as of December 23, 2010.  The termination has not given rise to any penalties against the Company, as it was concluded through a mutual agreement of separation.

The Company's results of operations related to discontinued operations for the years ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
	2010	2009
	$	$
Revenue	130,186	-
Cost of Goods Sold
Services	130,186	-
Royalties	10,918	-
Total Cost of Goods Sold	141,104	-

Gross Margin	(10,918)	-

Operating expenses
General and administrative	2,997	-
Professional fees	89,725	-
Consulting fees	88,707	-
Interest Expense	2,826	-
Stock-based compensation	246,313	-
		-
Total operating expenses	430,568	-

Loss from discontinued operations net of tax	(441,486)	-
  Advance from shareholders

The advances from shareholders bear interest at 1% per month, unsecured and due on demand.

10.  Due on mineral rights acquisition

There are payments due on the Carson Lake Property mineral rights acquisition of $100,000 (note 6),which bears no interest, and is repayable over the next five years as follows:

2011	$35,000
2012	10,000
2013	10,000
2014	10,000
2015	35,000
Total	$100,000

11.   Long term liabilities from discontinued operation

The long term liabilities from discontinued operations is a two year loan of $25,000, bearing interest at 1% per month, and is repayable on July 28, 2012.  Accrued interest on the loan will total $6,000 over the two year term.

12.  Shareholders’ Equity

a)       Common shares

	Common Shares Issued	Total
	#	$
Issued for cash at par value	35,000,000	3,500
Balance as of December 31, 2009	35,000,000	3,500

Issued for Directors’ services at C$0.0003 per share	6,500,000	1,876
Issued at C$0.0003 per share for technology licenses royalties	37,500,000	10,826
Issued at C$0.0003 per share for consulting services	39,500,000	11,403
Issued in a private placement at C$0.0003 per share for notes receivable	50,000,000	14,453
Issued in a private placement at C$0.0003 per share for cash	96,000,000	27,714
Issued in a private placement at C$0.10 per share for cash	550,000	52,459
Issued in a private placement at C$0.10 per share for legal services	140,416	13,573
To be issued for Mineral Rights acquisition	1,000,000	98,450

Common stock as at December 31, 2010	266,190,416	234,237

b)       Class A Preferred Stock

During the year, the Company paid C$240,000 consulting fees to advisors in the form of 240,000 Class A preferred shares (non-convertible). The Class A Preferred Shares were issued for C$1.00 per share, are non-participating and non-voting and accrue cumulative dividends a the rate of 10% per annum. The Company may retract the shares at any time upon the payment of C$1.00 per share plus any unpaid dividends. In the event of any wind-up of the Company, the Class A Preferred Shares have a priority distribution equivalent to C$1.00 per share plus any unpaid dividends before any distribution to the common shareholders.

	Preferred Shares Issued	Total
	#	$
Balance as of December 31, 2009	-	-
Issued to advisors for services	240,000	230,952
Balance as of December 31, 2010	240,000	230,952

13.   Financial Instruments

Foreign Currency Risk

The Company is exposed to currency risks due to certain payables that are to be settled in US funds.  We monitor our foreign currency exposure regularly to minimize our foreign currency risk exposure.

Concentration of Credit Risk

The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.  During fiscal 2010, the Company derived 100% of its revenue from one customer. All receivable from this customer has been received and related to the discontinued operations.

Liquidity Risk

The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts receivable from discontinued operation, accounts payable and accrued liabilities, advances from shareholders, liabilities for discontinued operation, due on mineral rights acquisition, and long term liabilities for discontinued operation.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

 Concentrations and Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.  During fiscal 2010, the Company derived 100% of its revenue from one customer from its discontinued operations.

14.    Subsequent Events

There are no subsequent events to report.

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

b)         Management’s Report on Internal Control of Financial Reporting

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

As of December 31, 2010, the Company (as a company in the exploration stage) did not have any staff including trained accounting staff, adequate accounting policies and procedures, an advanced accounting system, segregation of duties. This has resulted in inconsistent practices which impact timely financial reporting.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

            c)         Changes in Internal Control Over Financial Reporting

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

(2)   Financial Statement Schedules  are attached hereto as Exhibit 99.1 to this report.

(3)   List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Articles of Incorporation	Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.2	By-Laws of the Registrant	Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-12G filed with the Commission October 28, 2009
3.3	Certificate of Amendment to the Articles of Incorporation – Change in name to Bio-Carbon Systems International	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
10.1	Mineral property acquisition agreement with 2214098 Ontario Ltd	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2010
10.2	Master Supply Agreement with TransCanada Energy Ltd	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on July 13, 2010
10.3	License Agreement with GSN Dreamworks	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.4	License Agreement with R&B Cormier Enterprises	Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.5	Consulting Agreement with Luc Duchesne	Exhibit 10.03 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.6	Consulting Agreeement with Rob Cormier	Exhibit 10.04 to the Registrant's Current Report on Form 8-K filed with the Commission on November 18, 2010
10.7	Preferred Shares Agreement for Services Rendered – John Wilkes	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.8	Preferred Shares Agreement for Services Rendered – Drew Currah	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.9	Preferred Shares Agreement for Services Rendered – Scott Keevil	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
10.10	Preferred Shares Agreement for Services Rendered – Ben Fuschino	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011
16.1	Change in Registrant’s Certifying Accountant	Exhibit 16.01 to the Registrant's Current Report on Form 8-K filed with the Commission on April 15, 2011
16.2	Change in Registrant’s Certifying Accountant	Graphic Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2010
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
99.1	43-101 Technical Report – Carson Property	Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2011                                         Joshua Gold Resources Inc.

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

Dated: September 20, 2011                                         By:  /s/ Benjamin Ward

Benjamin Ward

President, CEO, CFO and Director

Dated:  September 20, 2011                                        By:  /s/ Ben Fuschino

Ben Fushino

Director

Dated:  September 20, 2011                                        By:  /s/ Cam Cheriton

Cam Cheriton

Director