Form 10-Q/A
period 2011-03-31
JOSHUA GOLD RESOURCES INC
filed 2011-09-20
CIK 1475430

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

As of May 16, 2011 the issuer had 266,190,416 shares of common stock, par value $0.0001, issued and outstanding.

 Joshua Gold Resources Inc.

FORM 10-Q/A

Mach 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2. Item 3.	Forward Looking Statements Management’s Discussion and Analysis or Plan of Operation	8 9
Item 4.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 5.	Changes in and Disagreements with Accountants and Disagreements on Accounting and Financial Disclosure	13

Item 6.	Control and Procedures	13

 PART 2—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNENCE

Item 1.	Directors, Executive Officers and Corporate Governance	14

PART II-- OTHER INFORMATION

Item 1.	Defaults Upon Senior Securities	15
Item 2.	(Removed and Reserved)	15
Item 3.	Other Information	15
Item 4.	Exhibits	15

SIGNATURES                                                                                                                                                             16

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

BALANCE SHEETS

AS OF

	31 March 2011 (Unaudited)	31 December 2010 (Audited)
ASSETS
Current Assets
Cash	$ 9,619	$ 24,786
Accounts receivable	-	999
Notes receivable	15,435	14,997
Prepaid expense	-	12,997
Accounts receivable from discontinued operations	12,977	10,942
Total Current Assets	38,031	64,721
Other Assets
Minerals rights	201,989	199,960
Total Other Assets	201,989	199,960
Total Assets	$ 240,020	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 32,977	$ 17,850
Advances from stockholders	114,428	39,711
Due on mineral rights acquisition – current portion	36,015	34,993
Liabilities from discontinued operations	27,896	83,756
Total Current Liabilities	211,316	176,040
Long Term Liabilities
Due on mineral rights acquisition	66,885	64,987
Long term liabilities from discontinued operations	-	26,245
Total Long Term Liabilities	66,885	91,232
Total Liabilities	278,201	267,272
Stockholders' Deficit
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 265,190,416 shares issued and outstanding (December 31, 2010 – 265,190,416)	26,519	26,519
Additional paid-in capital	340,196	340,196
Stock to be issued	98,450	98,450
Accumulated other comprehensive income	1,961	1,919
Deficit accumulated during the exploration stage	(505,331)	(469,699)
Total Stockholders' Deficit	(38,181)	(2,591)
Total Liabilities and Stockholders' Deficit	$ 240,020	$ 264,681

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from Inception (July 10, 2009) to March 31, 2011

SALES	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
Professional fees	14,773	-	39,397
Exploration expenses	12,812	-	12,812
General and administrative	4,397	-	7,986
Depreciation	3,650	-	3,650
TOTAL OPERATING EXPENSES	35,632	-	63,845
LOSS FROM CONTINUING OPERATIONS	(35,632)	-	(63,845)
Loss from discontinued operations	-	(10,868)	(441,486)
NET LOSS	$ (35,632)	$ (10,868)	$ (505,331)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	42	-	1,961
COMPREHENSIVE LOSS	$ (35,591)	$ (10,868)	$ (503,370)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ‑ BASIC AND DILUTED	265,190,416	100,573,923

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from Inception (July 10, 2009) to March 31, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (35,632)	$ -	$ (63,845)
Adjustments for non-cash items:
Depreciation	3,650	-	3,650
Adjustments for changes in working capital:
Accounts receivable	999	-	-
Prepaid expenses	12,997	-	-
Accounts payable and accrued liabilities	15,127	-	32,977
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,859)	-	(27,218)
FINANCING ACTIVITIES
Notes receivable	-	-	(15,435)
Due on mineral rights acquisition	-	-	102,900
Advances from stockholders	74,717	-	114,428
Proceeds on issuance of capital stock	-	-	465,189
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	74,717	-	667,082
INVESTING ACTIVITIES
Mineral rights	-	-	(205,800)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	-	-	(205,800)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	71,858	-	434,064

CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	(10,868)	(441,486)
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	(2,035)	-	(12,977)
Liabilities from discontinued operations	(82,105)	10,868	27,896
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(84,140)	-	(426,567)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	(84,140)	-	(426,567)
FOREIGN CURRENCY TRANSLATION	(2,885)	-	2,122
NET DECREASE IN CASH	(15,167)	-	9,619
CASH, BEGINNING OF PERIOD	24,786	-	-
CASH, END OF PERIOD	$ 9,619	$ -	$ 9,619

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1.       Nature of Operations

Joshua Gold Resources Inc. (until February 10, 2011 known as Bio-Carbon Systems International  Inc., collectively referred to herein as “Joshua”, or the “Company”), was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business located in Oakville, Ontario.  Its principal business activity is the exploration of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and exploring these property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On December 23, 2010, the Company optioned a 1,550 acre mineral lease in the Canadian territory, the Northwest Territories, two hours north-north-west of the capital city of Yellowknife.

2.       Basis of Presentation\

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

3.       Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $35,632 for the three months ended March 31, 2011, and has a working capital deficit of $173,286.  This casts doubt on the Company’s ability to continue as a going concern unless it can generate net profit and raise adequate financing.

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

  Related Party Transactions

During the three months ended March 31, 2011, shareholders advanced $74,717 (three months ended March 31, 2010 - $Nil) to fund the Company’s working capital from continuing operations. As of June 30, 2011 the Company has total advances from shareholders of $114,428 (December 31, 2010 - $39,711) which bear interest at an annual rate of 12%.

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

The Company has paid an advance against the required installments of CDN $6,000.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

         sets forth the basis on which the broker or dealer made the suitability determination; and

         that the broker or dealer received a signed, written agreement from the investor prior to the    transaction

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

Consulting Fees

Nil

Interest expense

Interest expense represents interest accrued on loans from shareholders and other lenders. Additional advances in the three month period ended March 31, 2011 were $74,717. Interest is being accrued on these loans and advances at the rate of 12% per annum. Loans and advances are unsecured and have fixed terms of repayment.

Liquidity and Capital Resources

As at March 31,

	2011	2010
Cash and cash equivalents...................................................	$ 9,619	$ -

Working capital deficiency..................................................	$(273,286)	$ -

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our quarterly financial statements.

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

Stock-based Compensation

There were no stock options granted or stock option benefit incurred during the three month period ended March 31, 2011.

Item  4.       Quantitative and Qualitative Disclosures about Market Risk

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

The Company provided Soberman with a copy of the disclosures to be included in Item 4.01 of the Report on Form 8-K and requested that Soberman furnish the Company with a letter addressed to the Commission stating whether or not Soberman agrees with the foregoing statements.  A copy of the letter from Soberman to the Commission, dated March 29, 2011, was attached to the Report on Form 8-K filed by the Company on April 4, 2011.

Item  6.       Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

Joshua Gold Resources Inc.

Date:  September 20, 2011                                                                By: /s/ Benjamin Ward

                                                                                                                         Benjamin Ward

Chief Executive Officer, President, Chief Financial Officer and Director