Form 10-Q
period 2011-09-30
JOSHUA GOLD RESOURCES INC
filed 2011-11-14
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(877) 354-9991

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

As of November 2, 2011, there were 271,617,147 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

BALANCE SHEETS

AS OF

September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS

Current Assets
Cash	$ 23,655	$ 24,786
Accounts receivable	-	999
Notes receivable	14,310	14,997
Prepaid expense	-	12,997
Accounts receivable from discontinued operations	16,190	10,942
Total Current Assets	54,155	64,721
Other Assets
Minerals rights	180,201	199,960
Deposit on mineral rights	9,063	-
Total Other Assets	189,264	199,960
Total Assets	$ 243,419	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 14,674	$ 17,580
Advances from stockholders	144,872	39,711
Due on mineral rights acquisition – current portion	33,390	34,993
Liabilities from discontinued operations	26,880	83,756
Total Current Liabilities	219,816	176,040
Long Term Liabilities
Due on mineral rights acquisition	62,010	64,987
Long term liabilities from discontinued operations	-	26,245
Total Long Term Liabilities	62,010	91,232
Total Liabilities	281,826	267,272
Stockholders' Deficit
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 266,353,749 shares issued and outstanding (December 31, 2010 – 265,190,416)	26,635	26,519
Additional paidin capital	413,357	340,196
Additional paidin capital - warrants	13,973	-
Stock to be issued	98,450	98,450
Accumulated other comprehensive income	3,190	1,919
Deficit accumulated during the exploration stage	(594,036)	(469,699)
Total Stockholders' Deficit	(38,407)	(2,591)
Total Liabilities and Stockholders' Deficit	$ 243,419	$ 264,681

The accompanying notes are an integral part of these financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the Period Inception (July 10, 2009) to September 30, 2011

(Unaudited)

	Preferred Stock	Common Stock			Additional	Additional	Acc. Other		Total
	Class A			Shares		Paid-In	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	to be Issued	Capital	Capital - Warrants	income	Deficit	Deficit

Issuance of stock for cash			35,000,000	$ 3,500						$ 3,500
Net loss									(16,446)	(16,446)
Balance, 31 December 2009			35,000,000	3,500					(16,446)	(12,946)

Issuance of stock for cash			96,550,000	9,655		70,518				80,173
Issuance of stock for notes receivable			50,000,000	5,000		9,435				14,435
Issuance of stock for services	240,000	24	83,640,416	8,364		260,243				268,631
Common stock issuable for acquisition of mineral rights					98,450					98,450
Foreign currency translation								1,919		1,919
Net loss									(453,253)	(453,253)
Balance, 31 December 2010	240,000	$ 24	265,190,416	$ 26,519	$ 98,450	$ 340,196		$ 1,919	$ (469,699)	$ (2,591)

Issuance of stock for cash			630,000	63		47,187				47,250
Issuance of stock in settlement of debt			533,333	53		39,947				40,000
Issuance of warrants						(13,973)	13,973
Foreign currency translation								1,271		1,271
Net loss									(124,337)	(124,337)
Balance, 30 September 2011	240,000	$ 24	266,353,749	$ 26,635	$ 98,450	$ 413,357		$ 3,190	$ (594,036)	$ (38,407)

See accompanying notes to the financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

SALES	$ -	$ -
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
General and administration	48,808	-
Exploration expenditures	487	-
Professional fees	7,114	-
Depreciation	4,132	-
TOTAL OPERATING EXPENSES	60,541	-
LOSS FROM CONTINUING OPERATIONS	(60,541)	-
Loss from discontinued operations	-	(98,898)
NET LOSS	$ (60,541)	$ (98,898)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	5,389	-
COMPREHENSIVE LOSS	$ (55,152)	$ (98,898)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	265,347,102	265,107,359

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from Inception (July 10, 2009) to September 30, 2011
OPERATING EXPENSES
General and administrative	64,542	-	68,131
Exploration expenses	13,299	-	13,299
Professional fees	35,130	-	59,754
Depreciation	11,366	-	11,366
TOTAL OPERATING EXPENSES	-124,337	-	152,550
LOSS FROM CONTINUING OPERATIONS	(124,337)	-	(152,550)
Loss from discontinued operations	-	(196,530)	(441,486)
NET LOSS	$ (124,337)	$ (196,530)	$ (594,036)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	1,271	-	3,190
COMPREHENSIVE LOSS	$ (123,602)	$ (196,530)	$ (590,846)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	265,348,487	134,409,312

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from Inception (July 10, 2009) to September 30, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (124,337)	$ -	$ (152,550)
Adjustments for non-cash items:
Depreciation	11,366	-	11,366
Interest on loans and advances	14,590	-	15,803
Adjustments for changes in working capital:
Accounts receivable	999	-
Prepaid expenses	12,997	-	-
Accounts payable and accrued liabilities	(2,906)	-	14,674
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(87,291)	-	(110,707)
FINANCING ACTIVITIES
Notes receivable	-	-
Due on mineral rights acquisition	-	-
Advances from stockholders	64,326	-	129,069
Proceeds on issuance of capital stock	87,250	-	174,533
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	151,576	-	303,602
INVESTING ACTIVITIES
Mineral rights	-	-	-
Deposit on mineral rights	(9,063)	-	(9,063)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(9,063)	-	(9,063)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	55,222	-	183,832
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	(196,350)	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	5,248	-	(16,190)
Liabilities from discontinued operations	(56,876)	196,631	26,880
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(51,628)	281	(159,937)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	(51,628)	281	(159,937)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,725)	704	(240)
NET (DECREASE) INCREASE IN CASH	(1,131)	985	23,655
CASH, BEGINNING OF PERIOD	24,786	-	-
CASH, END OF PERIOD	$ 23,655	$ 985	$ 23,655

The accompanying notes are an integral part of these financial statements.

JOSHUA GOLD RESOURCES INC.

(An Exploration Stage Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2011

(UNAUDITED)

Note 1- Nature of Operations

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

On December 23, 2010, the Company optioned a 1,550 acre mineral lease in the Canadian territory, the Northwest Territories, two hours north-north-west of the capital city of Yellowknife.  On June 25, 2011 the Company optioned a 3,128.4 acre mineral claim in the Canadian Province, Ontario.  The property is located south west of the mining centre of Timmins Ontario.

Note 2- Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 3- Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $124,337 for the nine months ended September 30, 2011, and a working capital deficit of $165,661.  This casts doubt on the Company’s ability to continue as a going concern unless it can generate net profit and raise adequate financing.

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

Note 4- Mineral Rights and Deposits on Mineral Rights

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

The Company has paid an advance against the required installments of $9,063 (CDN $9,500). The Company will record the full price of the acquisition when all conditions of the agreement are met.

Mineral Rights	September 30, 2011	December 31, 2010
Cost	$ 191,567	-
Accumulated amortization	(11,366)	-
	$ 180,201	-

Note 5- Related Party Transactions

During the nine months ended September 30, 2011, shareholders advanced $99,802 (nine months ended September 30, 2010 - $Nil) to fund the Company’s working capital from continuing operations. As of September 30, 2011 the Company has total advances from shareholders of $144,872 (December 31, 2010 - $39,711) which bear interest at an annual rate of 12%.

Note 6- Common shares Issued and to be Issued

During the quarter, the Company issued 533,333 shares of common stock in settlement of $40,000 of stockholder advances.

Private placements

During the quarter the Company completed several private placements consisting of 630,000 units at a price of $0.075 per unit for gross proceeds of $47,250. Each unit consisted of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share at an exercise price of $0.10 per share for a period of 12 months.

The fair value of $13,973 of the warrants issued was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.0%
Expected life of warrants	1 years
Expected volatility	100%
Expected dividend yield	0%

Warrants

As at September 30, 2011, the following stock warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

333,334 296,666	$0.10 $0.10	August 11, 2012 September 11, 2012

Note 7- Supplemental cash flow information

During the quarter, the Company issued 533,333 shares of common stock in settlement of $40,000 of stockholder advances.

Note 8- Subsequent Events

Events that have occurred subsequent September 30, 2011 have been evaluated through the date of filing these financial statements. There have been no subsequent events that occurred during such period that would require disclosure in these financial statements or would be required to be recognized in the financial statements as of or for the nine months ended September 30, 2011.

Note 9- Comparative Figures

Certain figures shown for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

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

(b)

Current Business of Issuer.

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

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

As of October 26, 2011, we had cash on hand of $33,799 and current liabilities of $215,046.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a goingconcern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

On September 8, 2011, we commenced a Regulation D offering.  Pursuant to said offering, we are offering common share units (each a “Unit”) to certain investors, both accredited and non-accredited, at a subscription price of US $0.075 per Unit, with each Unit comprised of one common share of the Company and one purchase warrant, with each warrant exercisable for 12 months from the date of issuance for one share at an exercise price of US $0.10 per share.

In addition, with respect to the same Regulation D offering, we are offering flow-through common shares to certain investors, both accredited and non-accredited, at the price of US $0.10 per share and purchase warrants of the Company, with each warrant exercisable for twelve (12) months from the date of issuance for one common share of the Company at an exercise price of US $0.20 per share.

On October 25, 2011 we filed a Form D with the Securities and Exchange Commission disclosing this Regulation D offering. The information disclosed in the Form D is hereby incorporated by reference into this Item 2.

Exemption is claimed for the sale of the aforementioned securities pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.  Offerings made by the Company under this Regulation D offering will be made to no more than thirty-five (35) non-accredited investors.

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

Joshua Gold Resources Inc.

Dated: November 14, 2011	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 14, 2011	By:	/s/ W. Andrew Campbell
W. Andrew Campbell
Chief Financial Officer (Principal Financial Officer)