Form 10-K/A
period 2011-09-30
JOSHUA GOLD RESOURCES INC
filed 2011-12-02
CIK 1475430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A (Amendment No. 3)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company☒
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2010: $26,519,000.  The Registrant has no non-voting common stock.

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

{00223214. }

JOSHUA GOLD RESOURCES INC.

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

{00223214. }

-i-

H:\Docs\clients\2507\004\CORRESP\00223214.DOC

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•

Our future strategy, structure, and business prospects;

•

The planned commercialization of our current mineral acquisitions;

•

The size and growth of the potential mineral reserves; and

•

Use of cash, cash needs and ability to raise capital.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A.  of this Annual Report on Form 10-K/A, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Annual Report on Form 10-K/A is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

{00223214. }

H:\Docs\clients\2507\004\CORRESP\00223214.DOC

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

116°0'0"W
115°0'0"W
114°0'0"W
113°0'0"W
N
Carson Property
64°30'0"N
64°0'0"N
63°30'0"N
63°0'0"N
62°30'0"N
62°0'0"N
Yellowknife
Great Slave Lake
115°0'0"W
114°0'0"W
113°0'0"W
112°0'0"W
Legend
Yellowknife
Property Location
NT Roads
Lakes
Tli cho Lands
Akaitcho_Interim Land WD
0 5 10 20 30 40
Kilometers
1:1,250,000
AURORA GEOSCIENCES

586000
588000
590000
592000
594000
596000
598000
7124000
7122000
7120000
7118000
7116000
7114000
7112000
7110000
Indin Lake
Damoti Lake
Ranji Lake
MI 1
4572
4574
3616
3446
DAYNA
MI 2
3617
4663
MI 3
4573
MI 4
MI 5
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.5 1 2 3 4
Kilometers
1:75,000
AURORA GEOSCIENCES

590000
591000
7117000
7116000
Damoti
Lake

Legend

Mineral Leases

Mineral Lease Owner

- Merc International Minerals Inc.
- Mining Lease 3446

Mineral Claims

Claim Owner

- Merc International Minerals Inc.
- George Stephenson

- River
- Topo contour
- Lake

N

0 0.050.1 0.2 0.3 0.4

Kilometers

1:10,000

AURORA GEOSCIENCES

1985 Magnetic Survey

590000
591000
7117000
7116000
L 10+00N
L 9+00N
L 8+00N
L 7+00N
L 6+00N
L 5+00N
L 2+00N
L 1+00N
L 0+00
L 1+00S
L 2+00S
L 3+00S
L 4+00S
L 5+00S
L 6+00S
L 7+00S
L 8+00S
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

Liquidity and Capital Resources

As at December 31,

	2010	2009
Cash and cash equivalents	$24,786	-
Percentage of total assets	9%	-
Working capital deficiency	$(111,319)	$(12,946)

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

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 8.

Financial Statements and Supplementary Data

Bio-Carbon Systems International Inc.

BIO-CARBON SYSTEMS INTERNATIONAL INC.

(An Exploration Stage Company)

Audited Financial Statements

As of December 31, 2010 and For the Period of Inception (July 10, 2009) to December 31, 2009

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

/s/ DNTW Chartered Accountants, LLP

DNTW Chartered Accountants, LLP
Licensed Public Accountants

Markham, Ontario, Canada
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDER

ABC Acquisition Corp 1501

(A Development Stage Company)

We have audited the accompanying balance sheet of ABC Acquisition Corp 1501 ( a development stage company) (the “Company”) as of December 31, 2009, and the related statements of operations, stockholder’s deficit and cash flows for the period from July 10, 2009 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and cash flows for the period from July 10, 2009 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/UHY LLP

UHY LLP

Southfield, MI

April 5, 2010

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Balance Sheets

As at

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 24,786	-
Accounts receivable	999	-
Notes receivable	14,997	-
Prepaid expense	12,997	-
Accounts receivable from discontinued operations	10,942	-
Total Current Assets	64,721	-
Mineral Rights	199,960	-
Total Assets	$ 264,681	-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 17,580	2,946
Advances from shareholders	39,711	10,000
Due on mineral rights acqusition- current portion	34,993	-
Liabilities from discontinued operations	83,756	-
Total Current Liabilities	176,040	12,946

Due on mineral rights acquisition	64,987	-
Long term liabilities from discontinued operations	26,245	-
Total Long Term Liabilities	91,232	-
Total Liabilities	267,272	12,946

Stockholders' Deficit
Common stock, $0.001 par value; 400,000,000 shares authorized, 265,190,000 (2009- 35,000,000) shares issued and outstanding Common stock	26,519	3,500
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 240,000 (2009-zero) shares issued and outstanding Preferred shares	24	-
Shares to be issued	98,450	-
Additional paid in capital	340,196	-
Accumulated other comprehensive income	1,919	-
Deficit accumulated during the exploration stage	(469,699)	(16,446)
Total Stockholders' Deficit	(2,591)	(12,946)
Total Liabilities and Stockholders' Deficit	$ 264,681	-

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the Period Inception (July 10, 2009) to December 31, 2010

	Preferred Stock		Common Stock
	Class A
	Shares	Par Value	Shares	Par Value	Shares to be issued	Additional Paid in Capital	Acc. Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Issuance of stock for cash			35,000,000	$ 3,500					$ 3,500
Net loss								(16,446)	(16,446)
Balance- December 31, 2009			35,000,000	3,500				(16,446)	(12,946)
Issuance of stock for cash			96,550,000	9,655		70,518			80,173
Issuance of stock for notes receivable			50,000,000	5,000		9,435			14,435
Issuance of stock for services	240,000	24	83,640,416	8,364		260,243			268,631
Issuance of stock for acquisition for mineral rights			1,000,000		98,450				98,450
Foreign currency translation							1,919		1,919
Net loss								(453,253)	(453,253)

Balance- December 31, 2010	240,000	$ 24	266,190,416	$ 26,519	$ 98,450	$ 340,196	$ 1,919	($469,699)	($2,591)

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2010	For the Period from Inception (July 10, 2009) to December 31, 2009	For the Period from Inception (July 10, 2009) to December 31, 2010
Operating expenses
General and administrative	$ 143	$ 3,446	$ 3,589
Professional fees	11,624	13,000	24,624
Total Operating Expenses	11,767	16,446	28,213

Loss From Continuing Operations Before Taxes	(11,767)	(16,446)	(28,213)
Income taxes	-	-	-
Loss from continuing operations	(11,767)	(16,446)	(28,213)
Loss from discontinued operations	(441,486)	-	(441,486)
Net Loss	(453,253)	(16,446)	(469,699)
Foreign currency translation adjustment	1,919	-	1,919
Comprehensive Loss	($451,334)	($16,446)	($467,780)

Net loss per common share- basic and diluted
Continuing operations	$ 0.00	$ 0.00	-
Discontinued operations	$ 0.00	$ 0.00	-
Weighted average number of shares outstanding, basic and diluted	167,399,518	35,000,000	-

See accompanying notes to the financial statements.

Bio-Carbon Systems International  Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Period from Inception (July 10,2009) to December 31, 2009	For the Period from Inception (July 10, 2009) to December 31, 2010
Cash flows for continuing operations
Operating activities
Net loss from continuing operations	($11,767)	($16,446)	($28,213)
Change in non-cash working capital balances:
Accounts receivable	(999)	-	(999)
Prepaid expenses	(12,997)	-	(12,997)
Account payable and accrued liabilities	14,634	2,946	17,580
Net cash used in operating activities from continuing operations	(11,129)	(13,500)	(24,629)

Financing activities
Advances from shareholders	29,711	10,000	39,711
Issuance of common stock for cash	-	3,500	3,500
Net cash provided by financing activities from continuing operations	29,711	13,500	43,211

Net increase in cash from continuing operations	18,582	-	18,582

Cash flows for discontinued operations
Operating activities
Loss from discontinued operations	(441,486)	-	(441,486)
Items not affecting cash
Stock-based compensation	270,859	-	270,859
Interest accrued on the long term loan for discontinued operations	1,213	-	1,213
Change in non-cash working capital balances:
Accounts receivable from discontinued operations	(10,942)	-	(10,942)
Liabilities for discontinued operations	61,585	-	61,585
Net cash used in operating activities	($118,771)	-	($118,771)

Financing activities
Advances from shareholders	22,171	-	22,171
Proceeds from long term debt	24,995	-	24,995
Issuance of common stock for cash	83,783	-	83,783
Net cash provided by financing activities	130,949	-	130,949

Net increase in cash from discontinued operations	12,178	-	12,178
Effect of foreign currency translation	-5,974	-	(5,974)
Net increase in cash	24,786	-	24,786
Cash- beginning of year	-	-	-
Cash- end of year	$ 24,786	-	$ 24,786

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

4.

Change in Functional Currency

On June 4, 2010, the Company entered into two license agreements from related companies, owned by former directors, and started to conduct the majority of its business in Canada.  As a result, the Company changed its functional currency from US dollar to Canada dollar effective June 4, 2010.

5.

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

7.

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

8.

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

9.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 2, 2011

Joshua Gold Resources Inc.

By:

/s/ Benjamin Ward

Benjamin Ward

President, CEO, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 2, 2011

By:

/s/ Benjamin Ward

Benjamin Ward

President, CEO, CFO and Director

Dated:  December 2, 2011

By:

/s/ Ben Fuschino

Ben Fuschino

Director

Dated:  December 2, 2011

By:

/s/ Cam Cheriton

Cam Cheriton

Director

Dated:  December 2, 2011

By:

/s/ Michelle Stanford

Michelle Stanford

Director