Form 10-K
period 2011-12-31
JOSHUA GOLD RESOURCES INC
filed 2012-04-16
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ________________

Commission file number:  000-53809

JOSHUA GOLD RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

99 Bronte Road, Suite 121, Oakville, ON L6L 3B7 Canada

(Address of Principal Executive Offices)(Zip Code)

(877) 354-9991

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

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

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒    No       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐   No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $19,964,281.20  (computed by reference to the price at which the registrant’s common stock was last sold).

As of December 31, 2011, the registrant had 278,579,678 shares of Common Stock, $0.0001 par value, issued and outstanding.

As of April 13, 2012, the registrant had 283,099,238 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

ii

JOSHUA GOLD RESOURCES INC.

2011 FORM 10-K ANNUAL REPORT

ii

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

{00230061. }

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Joshua Gold Resources Inc.

(a)

Corporate History and Background.

We were incorporated in the State of Nevada on July 10, 2009.  Prior to the Stock Purchase transaction described below in this Item 1, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease and other mineral properties, as described in further detail in Item 2 below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

(b)	Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Employees

As of March 01, 2012, we had a total of 6 full-time employees and 1 part-time employee(s). We expect no significant changes in the number of our employees in the next twelve (12) months.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Government Regulation and Standards

There are several governmental regulations that materially restrict the exploration for minerals and the extraction of minerals and any related mining activities in Canada and in the Northwest Territories.  The Company will be subject to the mining laws and regulations in force in Canada and in the Northwest Territories (as well as any other jurisdiction wherein a future-acquired property is located).  In order to comply with applicable regulations, the Company may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.  As a general matter, management of the Company will attempt to ensure that all budgets for exploration programs include a contingency for regulatory compliance.

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development of our business plan and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to operate our business and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $460,000 to fund our continued operations for the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Due to numerous factors beyond our control which could affect the marketability of mineral resources, including their respective market price, we may have difficulty selling any mineral resources if commercially viable deposits are found to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable deposits of mineral resources are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell the mineral resources in the event that commercially viable deposits are found to exist.

The nature of mineral exploration and production activities involves a high degree of risk that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;

•	fluctuations in production costs that may make mining uneconomical;

•	labor disputes;

•	unanticipated variations in grade and other geologic problems;

•	environmental hazards;

•	water conditions;

•	difficult surface or underground conditions;

•	industrial accidents;

•	metallurgical and other processing problems;

•	mechanical and equipment performance problems;

•	failure of pit walls or dams;

•	unusual or unexpected rock formations;

•	personal injury, fire, flooding, cave-ins, and landslides; and

•	decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates.   All of these factors may result in losses in relation to amounts spent which are not recoverable.

In the event that we are unable to successfully compete within the mineral exploration and development business, we may not be able to achieve profitable operations.

The mineral exploration and development business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration and development activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of mineral resources.  Further, even if we recover mineral resources from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable mineral resources, or if it is not economical to recover the mineral resources, our business and operations will be materially adversely affected. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied and may continue to rely, upon consultants and others for operating expertise.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Because new legislation, including the Sarbanes-Oxley Act of 2002, increases the cost of compliance with federal securities regulations as well as the risks of liability to officers and directors, we may find it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations.  Additionally, we may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.

The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.  Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

There is currently no trading market for our common stock, which will limit the ability of our stockholders to liquidate their investment.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.

Our Articles of Incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our common shares may be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• that a broker or dealer approve a person’s account for transactions in penny stocks; and

• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and

• make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and

• that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not presently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

For the indefinite future, we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

You should consider the United States federal income tax consequences of owning our securities.

There are risks associated with the United States federal income tax consequences of owning our common stock. Because the tax consequences of owning our common stock are complex and certain tax consequences may differ depending on the holder's particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the United States federal income tax treatment currently applicable to owning our common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario corporation, pursuant to which 2214098 agreed to sell to the Company the property located 195 kilometers north-northwest of the City of Yellowknife, N.W.T, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”). Under the Acquisition Agreement, the Company will acquire the Carson Property in consideration for the following payments:

1)  the Corporation paying CDN$100,000 to be paid by the Corporation to 2214098 as follows:

a) $25,000 on or before April 30, 2011;

b) $10,000 on or before each of September 30th, 2011, 2012, 2013, 2014; and

c) $35,000 on or before September 30th, 2015.

2)  the Corporation paying 1,000,000 common shares in the capital of the Corporation (the “Shares”) to 2214098, and deliver the Shares to 2214098 on or before March 30th, 2011;

3)  upon and following the commencement of commercial production, the Corporation shall pay a 2% royalty to John Rapski, and a 1% royalty to 2214098 of net smelter returns (NSR) on the terms and conditions as set out in the Acquisition Agreement.

The 1,000,000 common shares due to be issued to Mr. Rapski have been authorized for issuance and are expected to be issued and delivered to him by the end of April of 2011.

In addition to the royalties described above, the Northwest Territories and Nunavut Mining Regulations require the owner or operator of a mine to pay royalties to Her Majesty on the value of the mine’s output during that fiscal year an amount equal to the lessor of:

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

The Carson Property is 1,812 acres in area and is most directly accessed via Damoti Lake by float or ski based fixed wing aircraft or helicopter directly from Yellowknife. The Colomac seasonal road runs along the Indin Lake located approximately 5 kilometers to the west. This road originates in Yellowknife and is maintained through the winter months.

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

Additionally, annual lease payments by the leaseholder of $1,141 must be paid to the Chief of Financial Analysis for the Federal Department of Indian and Northern Affairs.

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

The report summarized and evaluated all the publically available historical work completed in the immediate area of the property. As part of the terms of reference for the report, Aurora also conducted a site visit of the property. Based on the analysis of the historical work at the property, the report recommended additional exploration work be conducted including geological mapping, detailed compilation and interpretation of all historical work, updated VLF and magnetic surveying of the entire property, and diamond drilling. The estimated budget for the additional recommended work is CDN $857,703.

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

Exploration cost on the Carson Property is limited to the preparation of the Technical Report and is $13,744. The report recommended additional exploration work be conducted including geological mapping, detailed compilation and interpretation of all historical work, updated VLF and magnetic surveying of the entire property, and diamond drilling. The estimated budget for the additional recommended work is CDN $857,703.

Sources of water locally are from abundant local creeks, rivers and small lakes. Local power sources are not available presently. Power (when required) can be provided via portable generators transported to the property.  The Carson Property is presently without known mineral reserves and the proposed work program is exploratory in nature.  The location and access to the Carson Property, as well as its mineral claims and geology, are shown in the small-scale maps provided below.

116°0'0"W
115°0'0"W
114°0'0"W
113°0'0"W
N
Carson Property
64°30'0"N
64°0'0"N
63°30'0"N
63°0'0"N
62°30'0"N
62°0'0"N
Yellowknife
Great Slave Lake
115°0'0"W
114°0'0"W
113°0'0"W
112°0'0"W
Legend
Yellowknife
Property Location
NT Roads
Lakes
Tli cho Lands
Akaitcho_Interim Land WD
0 5 10 20 30 40
Kilometers
1:1,250,000
AURORA GEOSCIENCES

586000
588000
590000
592000
594000
596000
598000
7124000
7122000
7120000
7118000
7116000
7114000
7112000
7110000
Indin Lake
Damoti Lake
Ranji Lake
MI 1
4572
4574
3616
3446
DAYNA
MI 2
3617
4663
MI 3
4573
MI 4
MI 5
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.5 1 2 3 4
Kilometers
1:75,000
AURORA GEOSCIENCES

590000
591000
7117000
7116000
Damoti
Lake

Legend

Mineral Leases

Mineral Lease Owner

- Merc International Minerals Inc.
- Mining Lease 3446

Mineral Claims

Claim Owner

- Merc International Minerals Inc.
- George Stephenson

- River
- Topo contour
- Lake

N

0 0.050.1 0.2 0.3 0.4

Kilometers

1:10,000

AURORA GEOSCIENCES

1985 Magnetic Survey

590000
591000
7117000
7116000
L 10+00N
L 9+00N
L 8+00N
L 7+00N
L 6+00N
L 5+00N
L 2+00N
L 1+00N
L 0+00
L 1+00S
L 2+00S
L 3+00S
L 4+00S
L 5+00S
L 6+00S
L 7+00S
L 8+00S
Damoti Lake
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.050.1 0.2 0.3
Kilometers
1:10,000
AURORA GEOSCIENCES

1985 VLF Survey

Garrett Property

On June 25, 2011, the Company entered into a mineral property acquisition with Firelake Resources Inc. (“Firelake”) whereby the Company agreed to purchase certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Huffman Property”, later renamed the “Garrett Property”) in consideration for the sum of $52,220 ($50,000 CDN) and 2,000,000 shares of common stock of the Company to be paid by Company to Firelake as follows: $26,102 CDN on or before January 31, 2012; $25,000 CDN on or before January 31, 2013; and delivery of the shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Garrett Property, the Company will pay to Firelake a royalty equal to 2% of all net smelter returns on minerals from the Property.

Mineral rights were acquired at the Garrett Property location through claim staking. The Garrett mining claims are an area of open Crown land or Crown minerals rights that a licensed prospector marked out with a series of claim posts and blazed lines. The mining claims were staked in square or rectangular share with boundaries running north, south, east and west astronomically. Claim posts are erected at the corner of each mining claim, and claim boundaries between each post are marked by blazes cut into trees and by cut underbrush. Claim corner post tags identifying the individual claim number are affixed by nails to each corner post.

The Ontario Mining Act authorizes the staking of mineral claims (such as those claims comprising the Huffman property) where the Crown owns the minerals and the carrying out of assessment/exploration work on the mining claims by the claim holder. Mining (i.e. extraction of the minerals) cannot take place until the claims are brought to lease. Mining leases are issued for the express purpose of undertaking mineral, development or mining. The claim holder is entitled to a lease upon fulfilling the requirements of the Mining Act. Currently, Fire Lake is the holder of the mineral rights to the Garrett Property, and the Crown is the holder of the surface rights.

Upon recording of the mineral claims with the provincial mining recorder’s office, the claims will remain good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within 2 years of the recording date for the claim. Specifically, the claims for the Huffman property will remain in good standing until the dates set out below:

CLAIM NUMBER	DUE DATE
4246907	November 30, 2012
4246908	November 30, 2012
4246912	November 12, 2012
4246913	November 12, 2012
4246916	November 22, 2012
4246919	November 22, 2012

The mineral claims comprising the Garrett property are exploration claims only and allow for the carrying out of assessment/exploration work on the claims by the claim holder. Mining (i.e. extraction of the minerals) cannot take place until the claims are brought to lease. Mining leases are issued for the express purpose of undertaking mineral, development or mining. The claim holder is entitled to a lease upon fulfilling the requirements of the Mining Act.

The property is referred to as the Garrett Property. The identifying claim information is provided below:

MINING DISTRICT (Ontario)	CLAIM NUMBER	DATE RECORDED	DUE DATE
Porcupine	4246907	November 30, 2010	November 30, 2012
Porcupine	4246908	November 30, 2010	November 30, 2012
Porcupine	4246912	November 12, 2010	November 12, 2012
Porcupine	4246913	November 12, 2010	November 12, 2012
Porcupine	4246916	November 22, 2010	November 22, 2012
Porcupine	4246919	November 22, 2010	November 22, 2012

In addition to the property payments described above, Joshua must undertake minimum exploration assessment work on each claim and file reports of this work with the Ministry of Mines and Northern Development on or before the due dates provided below in order to keep the claims of the Garrett property in good standing:

CLAIM NUMBER	DUE DATE	AMOUNT OF WORK (CDN $)
4246907	November 30, 2012	6,400.00
4246908	November 30, 2012	4,000.00
4246912	November 12, 2012	4,800.00
4246913	November 12, 2012	6,400.00
4246916	November 22, 2012	4,800.00
4246919	November 22, 2012	6,400.00

The area of the original Huffman Property is approximately 1,266 hectares and consists of 82 mining claim units.

On October 10, 2011 the company completed claim staking of an additional six claims and changed the name of the Property to the Garrett Property.  These claims are comprised of:

MINING DISTRICT (Ontario)	CLAIM NUMBER	DATE RECORDED	DUE DATE
Porcupine	4246915	October 4, 2011	October 4, 2013
Porcupine	4246922	October 4, 2011	October 4, 2013
Porcupine	4246923	October 4, 2011	October 4, 2013
Porcupine	4246930	October 24, 2011	October 24, 2013
Porcupine	4246931	October 24, 2011	October 24, 2013
Porcupine	4246932	October 24, 2011	October 24, 2013

Joshua must undertake minimum exploration assessment work on each claim and file reports of this work with the Ministry of Mines and Northern Development on or before the due dates provided below in order to keep the claims of the Huffman property in good standing:

CLAIM NUMBER	DUE DATE	AMOUNT OF WORK (CDN $)
4246915	October 4, 2013	2,400.00
4246923	October 4, 2013	6,400.00
4246922	October 4, 2013	6,000.00
4246931	October 24, 2013	6,400.00
4246932	October 24, 2013	2,400.00
4246930	October 24, 2013	6,400.00

The Garrett Property is located in the northwest portion of Huffman Township, and the southwest corner of Eric Township, Porcupine Mining District, Province of Ontario, Canada. The Garrett Property can be accessed via pickup truck by travelling 81 kilometers along bush/logging roads west and north of the intersection of Highway 144 and Regional Road 560 in north central Ontario.  The City of Sudbury is located approximately 140 kilometers south of this highway intersection along Highway 144. The approximate centre of the Huffman property has UTM co-ordinate 412156 m E and 5277530 m N, Zone 17.

The rock formations on the Garrett property are predominantly composed of Early Archean supracrustal rocks, dominantly of greenschist facies metamorphic rank, and are deformed by an east-southeast trending syncline or synclinorium. These rocks are part of larger belt of greenschist metamorphic rocks referred to as the Swayze Greenstone Belt, which is the southwestern extension of the prolific Abitibi Greenstone Belt that is host to several world-class mining camps.

Locally, rock formations strike generally at 300 degrees, and dip steeply to the southwest. Rocks within the central claim area are predominantly composed of tholeiitic metavolcanics that structurally vary from massive to foliated flows. Quartz veins or “pods” within flow units are common. Bordering the tholeiitic metavolcanics along southwest boundary of the property are calc-alkalic metavolcanics frequently containing quartz veins and felsic lapilli.

Bordering the tholeiitic metavolcanics to the northeast are the Late Archean orthogneissic rocks of the Kenogamissi Granitic Complex. These rocks are quite heterogeneous and are of amphibolite metamorphic rank. Numerous batholiths and plutons of tonalite, granodiorite and granitic composition are found with the complex. The complex was emplaced into the greenstone rocks of the Swayze belt as a dome and caused a deformation aureole of severe flattening and recumbent folding. It is within these highly strained rocks that the gold mineralization of the St. Jerome mine immediately southwest of the Garrett property, and the gold mineralization of the Trelawney Corporation Chester complex to the southeast is found.

The company has completed exploration work on the property, inclusive of 60 kilometers of line cutting, Geophysical Survey in the form of both Very Low Frequency – Electro Magnetic Survey and MAG Survey in the areas that have been subject to line cutting to establish a visible grid for data interpretation. The present condition of the property is “grass roots” in that much of the property area is covered by undisturbed boreal forest and muskeg typical of the Canadian north. At present infrastructure exists on the property in the form of an exploration camp for housing workers on the property, inclusive of a power generation station, semi permanent exploration camp with housing for up to 24 individual workers at a time, a dining and sanitary tent, complete with indoor bath facilities and satellite communications equipment. The property contains a logging road with structural improvements, including bridges and culverts to make the area easily accessible (apart from these improvements, no other subsurface improvements are required at the property to complete additional exploration work). Exploration work is currently underway and drill targets will be determined and recommended, subject to interpretation of surface sampling and interpretation of geophysical surveys. An estimate of diamond drilling cost is unknown at this time and can only be determined based on a review of data generated from the initial prospecting and geophysical surveying work.

Sources of water locally are from the abundant local creeks, rivers and small lakes. Local power sources are not available presently. Power (when required) can be provided via portable generators transported to the property.  The Huffman Property is presently without known mineral reserves and the proposed work program is exploratory in nature. A map of the property is provided below:

JOSHUA GOLD RESOURCES INC.
GARRETT PROPERTY
ONTARIO, CANADA

N
Joshua Gold Resources Inc.
Garrett Property
MALLARD
ERIC
FRATER (A.E.R.)
REF59537
OSWAY
HUFFMAN
POTIER
FINGAL
ARBUTUS
YEO
Porcupine
Mallard Lake
Rae Lake
Rice Lake
Rice River
Opeepeesway River
Opeepeesway Lake
Little Rice Lake
Little Rush River
Huffman Lake
Felix Lake
Camp Lake
Ramsey Creek
Arbutus Lake
4246916
4246919
4246922
4246912
4246923
4246930
4246913
4246907
4246931
4246908
4246915
4246932
4356

NAD 83
5 degree grid

TOPOGRAPHIC

- Administrative Boundaries
- Township
- Concession, Lot
- Provincial Park
- Indian Reserve
- Cliff, Pit & Pile
- Contour
- Mine Shafts
- Mine Headframe
- Railway
- Road
- Trail
- Natural Gas Pipeline
- Utilities
- Tower

Land Tenure

Freehold Patent

- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

Leasehold Patent

- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

Licence of Occupation

- Uses Not Specified
- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

- LUP Land Use Permit
- OIC Order In Council (Not open for staking)
- WPLA Water Power Lease Agreement
- 1234567 Mining Claim
- 1234567 Filed Only Mining Claims

LAND TENURE WITHDRAWALS

1234 Areas Withdrawn from Disposition

Mining Acts Withdrawal Types

Wsm	Surface And Mining Rights Withdrawn
Ws	Surface Rights Only Withdrawn
Wm	Mining Rights Only Withdrawn

Order In Council Withdrawal Types

W'sm	Surface And Mining Rights Withdrawn
W's	Surface Rights Only Withdrawn
W'm	Mining Rights Only Withdrawn

Ns

IMPORTANT NOTICES

Elijah Property

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests found on the Elijah Property (as described in further detail below) located in the Townships of Churchill and Asquith, Ontario, Canada (the “Conveyed Property”). As consideration for the sale of the Conveyed Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

$50,270 ($50,000) according to the following schedule:

(a)

$10,054 ($10,000 CDN) upon execution of the Agreement;

(b)

$10,054 ($15,000 CDN) due on March 30, 2012;

(c)

$10,054 ($15,000 CDN) due on June 30, 2012; and

(d)

$10,054 ($10,000 CDN) due on July 30, 2012.

2)

subject to the approval of the Board of Directors of Joshua Gold Resources Inc., One Million (1,000,000) common shares of Company on or before March 30, 2012; and

3)

complete $201,097 ($200,000 CDN) of Expenditures (as defined in the Original and Amended Agreement) on the Conveyed Property on or before February 10, 2014. Upon completion of payment for the Conveyed Property in the aggregate amount of $50,270 ($50,000 CDN) of Expenditures on the Conveyed Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

Description of Elijah Property

The Elijah Property consists of four (4) unpatented mining claims (38 units – approximately 1,520 acres) in Asquith and Churchill Townships, Larder Lake Mining District, Ontario, Canada.  The property lies approximately 3km northeast of the hamlet of Shining Tree along Regional Highway 560, which is a paved road.  Access to the property is well maintained throughout all seasons, with former lumber gravel roads intersecting the property.

The Elijah Property is located in the south central portion of Asquith Township, with claim 4251805 located in contiguous Asquith Township in the north central portion, Larder Lake Mining District, Province of Ontario, Canada.  The Elijah Property can be accessed via motor vehicle by travelling 136km North Northwest from The City of Sudbury on Highway 144, then travelling 56 km North Northeast on Highway 560 in north central Ontario, Canada.  The approximate centre of the Elijah Property has UTM co-ordinate 479000 m E and 5271000 m N.

There has been no historical work on the Property.  The property is a “grass roots” exploration prospect, no infrastructure or facilities are found on the property, apart from the gravel logging road providing access to the property.

The Elijah Property is located within a mineral rich portion of Shining Tree Greenstone Belt that forms the southern portion of the Abitibi Sub-Province of the Superior Province.  The Larder lake dominant structural feature is the Larder Lake Cadillac Fault, which extends through the Shining Tree area, the Kirkland Lake area and into the neighboring eastern Province of Quebec, Canada.  Due to the strong special relationship between gold deposits and regional faults, numerous world class gold deposits are found along the Kirkland Lake – Cadillac Fault system.

Calc-Alkaline Tholeiitic volcanic rocks and minor Komatiitic rocks are interpreted to underly the immediate property area.  The most significant geological feature is the gold bearing “Gosselin Rift Zone”.  The Gosselin Rift Zone is a southwest trending feature along claim number 4251803 and runs westward, northwestward into claim 4251801, which are in the Elijah Property.  It includes an extensive quartz vein system, altered mafic-ultramafic rocks and altered felsic intrusive and extrusive rocks.  Extensive faulting fracturing and shearing are evident in this zone over widths of approximately 200 meters.   Gold mineralization in the Gosselin Rift Zone tends to be erratic and is associated with Pyrite mineralization varying in concentrations from trace to levels of 4-5% in the altered volcanic rocks and quartz vein systems.

Glossary of Terms:

Calc-alkalic:  Said of a series of igneous rocks in which the weight percentage of silica is between 56 and 61 when the weight percentages of CaO and of K2O + Na2O are equal.

Tholeiite:  A silica-oversaturated (quartz-normative) basalt, characterized by the presence of low-calcium pyroxenes (orthopyroxene and/or pigeonite) in addition to clinopyroxene and calcic plagioclase. Olivine may be present in the mode, but neither olivine nor nepheline appear in the norm.

Komatiite:  Magnesium-rich ultramafic volcanic rock of high temperature origin. The term was originally applied by Viljoen and Viljoen (1969) to basaltic and ultramafic lavas near the Komati river, Barberton Mountain Land, Transvaal, South Africa. Nickel-copper sulfide mineral deposits may be associated with komatiites.

Mafic:  Pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals.

Ultramafic: Said of an igneous rock composed chiefly of mafic minerals, e.g., monomineralic rocks composed of hypersthene, augite, or olivine.

Felsic: A mnemonic adj. derived from (fe) for feldspar, (l) for lenad or feldspathoid, and (s) for silica, and applied to light-colored rocks containing an abundance of one or all of these constituents. Also applied to the minerals themselves, the chief felsic minerals being quartz, feldspar, feldspathoid, and muscovite.

Claim Registration:

Claim Number	Registered Owner(s)	Township	Unit Size
4251801	Shining Tree Resources Corp.	Churchill	15
4251802	Shining Tree Resources Corp.	Churchill	9
4251803	Shining Tree Resources Corp.	Churchill	2
4251805	Shining Tree Resources Corp.	Asquith	12

Small scale maps of the Elijah Property are shown below:

Mining Land Tenure Map

Date / Time of Issue: Thu Dec 15 21:25:54 EST 2011

TOWNSHIP / AREA: LOON ISLAND AREA

PLAN: G-2491

ADMINISTRATIVE DISTRICTS / DIVISIONS

Mining Division	Porcupine
Land Titles/Registry Division	COCHRANE
Ministry of Natural Resources District	HEARST

Elijah Property
Shining Tree, Ontario, Canada
Red Lake
Patricia
Thunder Bay
Porcupine
Kenora
Sioux Lookout
Geraldton
Thunder Bay
Marathon
Sault Ste. Marie
Timmins
Larder Lake
Sudbury
Parry Sound
Southern Ontario

LAND TENURE WITHDRAWALS

IMPORTANT NOTICES

ONTARIO CANADA

Mining Land Tenure Map

CONNAUGHT
CHURCHILL
MACMURCHY
Larder Lake
MIRAMICHI
ASQUITH
FAWCETT

Date / Time of Issue: Thu Dec 15 21:16:25 EST 2011

TOWNSHIP / AREA	PLAN
ASQUITH	G-3206

ADMINISTRATIVE DISTRICTS / DIVISIONS

Mining Division	Larder Lake
Land Titles/Registry Division	SUDBURY
Ministry of Natural Resources District	TIMMINS

General Information and Limitations

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.	MINE SAFETY DISCLOSURES

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Security Holders

As of April 13, 2012, there were 97 record holders of 283,099,238 shares of our common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.  The payment of dividends, if any, will be within the sole discretion of our Board of Directors.  We presently intend to retain all earnings, if any, for use in our business operations.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 283,099,238 issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Preferred Stock, par value $0.0001 per share, with designations, rights and preferences including rights to dividend, liquidation, conversion, voting, or other rights determined from time to time by our Board of Directors, without shareholder approval.  As of the date of this filing, there are 240,000 shares of our Preferred Stock issued and outstanding.

Recent Sales of Unregistered Securities

Pursuant to the terms and conditions of that certain Firelake Acquisition Agreement entered into on June 25, 2011, we agreed to issue, on or before January 31, 2012, 2,000,000 shares of the Company’s common stock to Firelake in partial consideration for the acquisition by Company of the Huffman Property.

Pursuant to the terms and conditions of that certain Mineral Property Acquisition Agreement entered into on February 7, 2012, as amended and restated on February 13, 2012, with Shining Tree and subject to the approval of our board of directors, we agreed to issue 1,000,000 common shares of Company to Shining Tree on or before March 30, 2012 in partial consideration for the acquisition by Company of the Conveyed Property.

The transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On October 25, 2011 we filed a Form D with the Securities and Exchange Commission disclosing this Regulation D offering. The information disclosed in the Form D is hereby incorporated by reference into this Item 5.  Offerings made by the Company under this Regulation D offering will be made to no more than thirty-five (35) non-accredited investors.

Exemption is claimed for the sale of the aforementioned securities pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Liquidity and Capital Resources.

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of February 1, 2012, we had cash on hand of $111,905 and current liabilities of $42,130. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going-concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Net cash provided by (used in) operating activities. During the fiscal year ended December 31, 2011, net cash used in operating activities was $(298,323). The cash flow used in operating activities in the fiscal year ended December 31, 2011 was primarily the result of common share issuance.

 Net cash provided by (used in) investing activities. During the fiscal year ended December 31, 2011, net cash used in investing activities was $(52,891). The cash flow used in investing activities in the fiscal year ended December 31, 2011 was primarily the result of issuance of common shares.

Net cash provided by (used in) financing activities. During the fiscal year ended December 31, 2011, net cash provided by financing activities was $420,764. The net cash provided by financing activities was primarily attributable to advances from shareholders, proceeds on issuance of capital stock and stocks to be issued.

(b)	Results of operations.

Total Revenue.  For the fiscal year ended December 31, 2011, our total revenue was $0.

Total Operating Expenses.  For the fiscal year ended December 31, 2011, our total operating expenses was $985,926 consisting of $380,563 in management fees, $362,619 in consulting fees, $102,742 in exploration expenses, $55,531 in general and administrative expenses, $51,147 in professional fees, $18,104 in interest expenses and $15,220 in depreciation.

Net (Loss) Earnings.  For the fiscal year ended December 31, 2011, we incurred a net loss of $(985,926). The loss during the fiscal year ended December 31, 2011 was primarily attributable to management fees and consulting fees and exploration expenses.

(c)	Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)	Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)	Quantitative and Qualitative disclosures About Market Risk.

We do not have any market risk sensitive instruments at this moment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Directors of

Joshua Gold Resources Inc.

(formerly Bio-Carbon Systems International Inc.)

(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Joshua Gold Resources Inc. (the "Company") (formerly Bio-Carbon Systems International Inc.) (an exploration stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 and the period July 10, 2009 (Inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joshua Gold Resources Inc. (formerly Bio-Carbon Systems International Inc.) (an exploration stage company) as of December 31, 2011 and 2010, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and period July 10, 2009 (Inception) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placements. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Ontario, Canada

April 14, 2012

Joshua Gold Resources Inc.

(Formerly: Bio-Carbon International Inc.)

(An Exploration Stage Company)

Balance Sheets

As At

December 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash	$ 24,566	$ 24,786
Sales tax receivable	27,582	999
Loans receivable	14,750	14,997
Prepaid expense	-	12,997
Accounts receivable from discontinued operations	-	10,942
Total Current Assets	66,898	64,721
Other Assets
Equipment	6,380	-
Minerals rights	378,753	199,960
Total Other Assets	385,133	199,960
Total Assets	$ 452,031	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 84,856	$ 17,580
Advances from stockholders	124,699	39,711
Due on mineral rights acquisition – current portion	43,265	34,993
Liabilities from discontinued operations	4,454	83,756
Total Current Liabilities	257,274	176,040
Long Term Liabilities
Due on mineral rights acquisition	78,664	64,987
Long term liabilities from discontinued operations	-	26,245
Total Long Term Liabilities	78,664	91,232
Total Liabilities	335,938	267,272
Stockholders' Deficit
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 278,579,678 shares issued and outstanding (December 31, 2010 – 265,190,416)	27,858	26,519
Additional paid-in capital	1,357,543	340,196
Stock to be issued	303,190	98,450
Subscriptions receivable	(103,247)	-
Accumulated other comprehensive income	25,175	1,919
Deficit accumulated during the development stage	(1,494,450)	(469,699)
Total Stockholders' Deficit	116,093	(2,591)
Total Liabilities and Stockholders' Deficit	$ 452,031	$ 264,681

Joshua Gold Resources Inc.

(Formerly: Bio-Carbon Systems International Inc.)

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the Period Inception (July 10, 2009) to December 31, 2011

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Issuance of stock for cash			35,000,000	3,500						3,500
Net loss									(16,446)	(16,446)
Balance – December 31, 2009	-	-	35,000,000	3,500	-	-	-	-	(16,446)	(12,946)

Issuance of stock for cash			96,550,000	9,655	70,518					80,173
Issuance of stock for notes receivable			50,000,000	5,000	9,435					14,435
Issuance of stock for services	240,000	24	83,640,416	8,364	260,243					268,631
Stock to be issued for acquisition for mineral rights						98,450				98,450
Foreign currency translation								1,919		1,919
Net loss									(453,253)	(453,253)
Balance – December 31, 2010	240,000	24	265,190,416	26,519	340,196	98,450	-	1,919	(469,699)	(2,591)
								Ddddd
Issuance of stock for cash			5,930,262	593	452,481		(103,247)			349,827
Issuance of stock for services			7,459,000	746	564,866					565,612
Stock to be issued for services						53,081				53,081
Stock to be issued for acquisition of mineral rights						151,659				151,659
Foreign currency translation								23,256		23,256
Net loss									(985,926)	(985,926)
Dividends									(38,825)	(38,825)
	240,000	24	278,579,678	27,858	1,357,543	303,190	(103,247)	25,175	(1,494,450)	116,093

See accompanying notes to the financial statements.

{00230061. }

Joshua Gold Resources Inc.

(Formerly: Bio-Carbon Systems International Inc.)

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from Inception (July 10, 2009) to December 31, 2011

SALES	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
Management fees	380,563	-	380,563
Consulting fees	362,619	-	362,619
Exploration expenses	102,742	-	102,742
General and administrative	55,531	143	59,120
Professional fees	51,147	11,624	75,771
Interest	18,104	-	18,104
Depreciation	15,220	-	15,220
TOTAL OPERATING EXPENSES	985,926	11,767	1,014,139
LOSS FROM CONTINUING OPERATIONS	(985,926)	(11,767)	(1,014,139)
Loss from discontinued operations	-	(441,486)	(441,486)
NET LOSS	$ (985,926)	$ (453,253)	$ (1,455,625)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	23,256	1,919	25,175
COMPREHENSIVE LOSS	$ (962,670)	$ (451,334)	$ (1,430,450)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	269,280,774	167,399,518

See accompanying notes to the financial statements.

{00230061. }

Joshua Gold Resources Inc.

(Formerly: Bio-Carbon Systems International Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from Inception (July 10, 2009) to December 31, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (985,926)	$ (11,767)	$ (1,014,139)
Adjustments for non-cash items:
Depreciation	15,220	-	15,220
Stock-based compensation	618,693	-	618,693
Adjustments for changes in working capital:
Sales tax receivable	(26,583)	(999)	(27,582)
Prepaid expenses	12,997	(12,997)	-
Accounts payable and accrued liabilities	67,276	14,634	84,856
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(298,323)	(11,129)	(322,952)
FINANCING ACTIVITIES
Notes receivable	-	-	(14,750)
Due on mineral rights acquisition	21,949	-	121,929
Advances from stockholders	84,988	29,711	124,699
Proceeds on issuance of capital stock	251,159	-	345,873
Stock to be issued	204,740	-	303,190
Subscriptions receivable	(103,247)	-	(103,247)
Dividends	(38,825)	-	(38,825)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	420,764	29,711	738,869
INVESTING ACTIVITIES
Mineral rights	(46,276)	-	(233,250)
Acquisition of equipment	(6,615)	-	(6,615)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(52,891)	-	(239,865)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	69,550	18,582	176,052
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	(441,486)	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	270,859	270,859
Interest accrued on the long term loan for discontinued operations	-	1,213	1,213
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	10,942	(10,942)	-
Liabilities from discontinued operations	(105,547)	61,585	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(94,605)	(118,771)	(164,960)
FINANCING ACTIVITIES
Advances from stockholders	-	22,171	-
Proceeds from long-term debt	-	24,995	-
Issuance of common stock for cash	-	83,783	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	130,949	-
NET (DECREASE) INCREASE IN CASH FROM DISCONTINUED OPERATIONS	(94,605)	12,178	(164,960)
FOREIGN CURRENCY TRANSLATION	24,835	(5,974)	13,474
NET (DECREASE) INCREASE IN CASH	(220)	24,786	24,566
CASH, BEGINNING OF YEAR	24,786	-	-
CASH, END OF YEAR	$ 24,566	$ 24,786	$ 24,566

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(Formerly: Bio-Carbon Systems International Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

For the Period Inception (July 10, 2009) to December 31, 2011

1.

Nature of Operations

Joshua Gold Resources Inc. (until December 23, 2010 known as Bio-Carbon Systems International  Inc., collectively referred to herein as “Joshua”, or the “Company”), was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered in Oakville, Ontario. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to two mineral properties, the Carson Property in the Northwest Territories, Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $985,926 for the year ended December 31, 2011, and a working capital deficit of $190,376. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

3.

Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of these financial statements are as follows:

{00230061. }

Exploration Stage Company

The Company is an exploration stage company.  The Company is still devoting substantially all of its efforts on establishing the business.  All losses accumulated, since inception, have been considered as part of the Company’s exploration stage activities.

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Carrying Value of Mineral Property Interests

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

Foreign Currency Translation

The Company's accounts have been translated into U.S. dollars in accordance with the provisions of ASC No. 830 Foreign Currency Matters. Management has determined that the functional currency of the Company is the Canadian dollar ("CAD"). Certain assets and liabilities of the Company are denominated in U.S. dollars. In accordance with the provisions of ASC No. 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant years. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant years.

Discontinued Operations

The discontinued operations has been reported separately in accordance with the provisions of ASC 205-20,  Presentation of Financial Statements – Discontinued Operations, which provides guidance on when the results of operations of a component of an entity that either has been disposed of or is classified as held for sale would be reported as a discontinued operation in the financial statements. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity may be a reportable segment or an operating segment, a reporting unit.

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

There were no dilutive financial instruments for the year ended December 31, 2011 and the period from inception (July 10, 2009) to December 31, 2011.

4.

Mineral Interests

Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement with 2214098 Ontario Ltd. pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company is required to pay:

1.

Cash consideration of $99,060 ($100,000 CAD) to be paid according to an installment schedule between April 30, 2011 and September 30, 2015;

2.

Equity consideration of 1,000,000 shares of common stock to be issued on or before March 30, 2011; and

3.

Royalty of 3% of all net smelter returns upon commencement of commercial production of the property.

The Carson Property is 1,812 acres in area and is located north-north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21 year mining lease, which expires on June 30, 2024 and for which the Company is responsible for making annual lease payment of $1,141, in order to keep the lease in good standing.

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, annual lease payments are expensed as incurred. The capital cost of the lease is amortized on the straight-line basis over the remaining term of the lease. For the year ended December 31, 2011, amortization on the Carson Property totaled $14,978. As of December 31, 2011, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Carson Property.

Garrett Property

On June 25, 2011 the Company entered into a mineral property acquisition agreement with Firelake Resources Inc. whereby it acquired certain mineral interests in the Garrett Property. Consideration for the mineral interests is as follows:

1.

Cash consideration of $50,765 ($50,000 CAD) to be paid in two equal installments of $25,383 ($25,000 CAD) on January 31, 2012 and January 31, 2013.

2.

Equity consideration of 2,000,000 shares of common stock to be issued on or before January 31, 2012

3.

Royalty of 2% of all net smelter returns upon commencement of commercial production at the property.

The Company has paid an advance against the required installments of $6,240 ($6,000 CAD).

37

The Garrett Property is 8,900 acres in area and is located north of the City of Sudbury, in Ontario, Canada. The Company’s interest in the property consists of 157 mineral claim units staked by a prospector. Mining cannot take place until the claims are brought to lease. In order to keep the claims in good standing, the Company is required to perform $32,800 of exploration work before November 2012 and $30,000 of exploration work before October 2013.

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of December 31, 2011, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Garrett Property.

Elijah Property

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests found on the Elijah Property (as described in further detail below) located in the Townships of Churchill and Asquith, Ontario, Canada (the “Conveyed Property”). As consideration for the sale of the Conveyed Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

a)

Pay cash consideration of $50,270 ($50,000 CAD) according to an installment schedule between February and July 2012;

b)

Issue 2,000,000 shares of common stock to Shining Tree Resources Corp., with the first 1,000,000 shares being due before March 30, 2012 and the second 1,000,000 shares being due before July 30, 2012; and

c)

Complete exploration expenditures having a value of $201,097 ($200,000 CAD) on the conveyed property before February 10, 2014.

5.

Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

6.

Due On Mineral Rights Acquisition

The Company is required to make certain payments in respect of its 2010 acquisition of the Carson Property and its 2011 acquisition of the Garrett Property. These payments are due to 2214098 Ontario Ltd. and Firelake Resources Inc., the corporations from which the properties were acquired. The amounts due are unsecured, non-interest bearing, and are due as follows:

2012	$ 49,583
2013	34,416
2014	9,833
2015	34,416
Total	$ 128,248

As of December 31, 2011, the Company is in arrears on its payments by $14,750. This amount has been included above in the installments due for 2012.

7.

Capital Stock

a)

Common Stock

For the year ended December 31, 2011, the Company issued 5,930,262 shares of common stock pursuant to private placement transactions at prices between $0.075 to $0.10 per share and for total cash proceeds of $251,159.

For the year ended December 31, 2011, the Company issued 7,459,000 shares of common stock to directors and employees of the Company as signing bonuses and for services rendered. These transactions have been recorded as stock-based compensation having a total value of $565,612.

b)

Stock To Be Issued

On December 23, 2010, the Company entered into an agreement to issue 1,000,000 shares of common stock to 2214098 Ontario Ltd. in connection with its acquisition of the mineral rights to the Carson Lake Property. As of December 31, 2011, these shares remained to be issued and are shown as stock to be issued for $98,450.

On June 25, 2011, the Company entered into an agreement to issue 2,000,000 shares of common stock to Firelake Resources Inc. in connection with its acquisition of the mineral rights to the Huffman Property. As of December 31, 2011, the shares had not yet been issued, and accordingly the Company recorded stock to be issued for $151,659.

As of December 31, 2011, the Company was obligated to issue 700,000 shares of common stock to directors and employees as signing bonuses and for services rendered. The Company has recorded stock-based compensation and stock to be issued of $53,081 in respect of these obligations.

c)

Preferred Stock

The Company has authorized Class A preferred stock available to be issued for $1.00 per share, are non-participating and non-voting and accrue cumulative dividends at the rate of 10% per annum. The Company may retract the stock at any time upon the payment of $1.00 per share plus any unpaid dividends. In the event of any wind-up of the Company, the Class A preferred stock has a priority distribution of $1.00 per share plus any unpaid dividends before any distribution to the common stockholders.

On June 4, 2010 the Company issued 240,000 shares of Class A preferred stock to directors and advisors in exchange for services rendered. Stock-based compensation of $230,952 was recorded in respect of this issuance and has been classified as consulting fees on the statement of operations.

d)

Dividends

On December 31, 2011, the Company declared dividends of $38,825 at a cumulative rate of 10% per annum on the preferred stock for the period from the date of issuance, June 4, 2010 to December 31, 2011. As of December 31, 2011, there are no amounts remaining in arrears in respect of the preferred stock.

e)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance – July 10, 2009	-	$ -	-

Balance – December 31, 2009	-	-	-

Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.129	0.915
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	3,723,397	$ 0.129	0.915

On various dates between October 18, 2011 and December 31, 2011, the Company issued 3,723,397 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase 1 share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of 1 year from the issue date.

f)

Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. For the year ended December 31, 2011, the Company issued 7,459,000 shares of common stock and a further 700,000 shares became issuable in the year in connection with stock-based compensation arrangements. These shares were valued at $0.075 per share and resulted in compensation expense of $348,816 as a component of management fees and $269,877 as a component of consulting fees on the statement of operations.

8.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the year ended December 31, 2010, the Company has entered into licensing agreements with related companies, owned by former Directors, Luc C. Duchesne and Robert G. Cormier. The Company paid 37,500,000 common shares, with value of $10,918 as royalty fee for these two license rights.

During the year ended December 31, 2010, the Company paid services fee of $130,186 as discontinued cost of goods sold to a related company, owned by former Director, Robert G. Cormier.

During the year ended December 31, 2010, the Company paid consulting fee of $61,533 to two former directors, Luc C. Duchesne and Robert G. Cormier.

During the year ended December 31, 2010, the Company received loans from a current director or a company owned by a current director, Ben Fuschino.  The loans accrue interest at 1% per month.  At year end, the balance due was $15,000.

During the year ended December 31, 2010, the Company entered into an advisor agreement that provided a current director, Ben Fuschino, 60,000 preferred shares valued at $57,738 and $7,000 for services provided up to date and to year end.

For the year ended December 31, 2011, the Company issued 6,100,000 shares of common stock as compensation to directors and officers of the Company. As of December 31, 2011, an additional 600,000 shares of common stock are due to be issued. Stock-based compensation of $508,058 was recorded in regards to these shares for directors and officers.

9.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, harmonized sales tax receivable, notes receivable, accounts payable and accrued liabilities, advances from stockholders, liabilities from discontinued operations, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the Canadian dollar, thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions. Harmonized sales taxes receivable are due from the Canadian government and notes receivable are due from

Liquidity Risk

Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s ability to build and achieve profitable operations. The Company is exposed to market risk on the price of gold, which will determine the profitability of future operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

10.

Discontinued Operations

Between June 4, 2010 and December 23, 2010, the Company had the rights to certain intellectual property which would be used in carbon trading programs. As of December 23, 2010, the Company terminated all its license and consulting agreements with respect to the carbon business and all assets, liabilities, revenues and expenses related to this business line have been classified as discontinued operations.

The Company's results of operations related to discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
SALES	$ -	$ 130,186
COST OF GOODS SOLD
Services	-	130,186
Royalties	-	10,918
TOTAL COST OF GOODS SOLD	-	141,104
GROSS MARGIN	-	(10,918)
OPERATING EXPENSES
Stock-based compensation	-	246,313
Professional fees	-	89,725
Consulting fees	-	88,707
General and administrative	-	2,997
Interest expense	-	2,826
TOTAL OPERATING EXPENSES	-	430,568
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$ -	$ (441,486)

11.

Subsequent Events

On various dates between January 9, 2012 and March 22, 2012, the Company issued 1,238,332 shares of common stock pursuant to private placement transactions at a price of $0.075 CAD per share and for total cash proceeds of $93,902.

On January 13, 2012, the Company issued 3,000,000 shares of common stock as satisfaction of its share issuance obligations as part of the acquisition of the mineral rights to the Carson Lake Property and the Huffman Property.

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp., under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

a)

Pay cash consideration of $50,270 ($50,000 CAD) according to an installment schedule between February and July 2012;

b)

Issue 2,000,000 shares of common stock to Shining Tree Resources Corp., with the first 1,000,000 shares being due before March 30, 2012 and the second 1,000,000 shares being due before July 30, 2012; and

c)

Complete exploration expenditures having a value of $201,097 ($200,000 CAD) on the conveyed property before February 10, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At this time, we do not have any changes in and disagreements with accountants and financial disclosure to report.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-K due to limited accounting and reporting personnel and a lack of segregation of duties as a result of limited financial resources and the size of our company.  To address these material weaknesses, we will need to adopt additional disclosure controls and procedures.

(b)	Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of change in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and identified the following material weaknesses:

Lack of Expertise.  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities.  At this time, however, management has not established a time table for when it intends to address the aforementioned material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

(c)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Benjamin Ward	32	CEO, President and Director
Dino Micacchi	57	CFO
Michelle Stanford	44	Director
Dr. Cam Cheriton	85	Director
Benedetto Fuschino	51	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Benjamin Ward.

Mr. Ward, age 32, is a management professional who has gained extensive experience in international development and business development initiatives within multi national organizations over the course of his career. Mr. Ward has served as a member of the Company’s Board of Directors since June 4, 2010, and from December 23, 2010 through June 27, 2011, Mr. Ward served as the Company’s CFO and Treasurer.  Mr. Ward has acted as a Project Management Professional in project implementation roles in challenging international geo-political environments, including Papua New Guinea, the Republic of Chad, Haiti, and most recently Angola. Mr. Ward holds a (H)BA from Heritage Baptist and a Postgraduate Certificate of Management and Master of Business Administration with a dual concentration of finance and operations from the Bradford University School of Management located in England (Cand.)

Dino Micacchi.

Mr. Micacchi, age 57, has over thirty years of experience within the corporate accounting sector and private practice.  Since September 2011, Mr. Micacchi has served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From January 2000 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants.  Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

Mr. Micacchi was appointed to serve as the Company’s Chief Financial Officer based on his extensive professional experience and knowledge of US GAAP as it applies to the business of the Company.

Michelle Stanford.

Mrs. Stanford, age 44,  has over 18 years of business experience working for companies such as the Boston Consulting Group as Senior Project Leader and Principal Elect, IMS Health as Vice President Americas – Sales and Marketing, and A.T. Kearney & Co. as Senior Project Manager and Principal Elect.  Mrs. Stanford holds a Bachelor of Science from the University of Western Ontario, a Master of Divinity from Trinity College University of Toronto and a Master of Business Administration, with Distinction and Academic Fellowship from the Ivey School of Business-University of Western Ontario.

Mrs. Stanford was selected to serve on the Company’s Board of Directors based on her outstanding educational background, business experience, financial acumen and understanding of compliance related issues and audit processes.

Dr. Cam Cheriton.

Dr. Cheriton, Ph.D., age 84, has over 50 years of experience in the mining industry, working for companies including: Atapa Minerals, Consolidated Mining Company of Canada, Anaconda Copper Mining Company, Texas Gulf Sulphur, the Conwest Exploration Company, and the Geological Survey of Canada.  Dr. Cheriton studied at the University of Saskatchewan, the University of British Columbia, and Harvard University where he completed a Ph.D. in Economic Geology. Dr. Cheriton is a registered Professional Engineer of the Province of Ontario and is a "qualified person" within the meaning of National Instrument 43-101. Dr. Cheriton is directly responsible for the discovery of a number of ore deposits; one of note is the Caribou Mine in New Brunswick, Canada.

Benedetto Fuschino.

Mr. Fuschino, age 51, currently serves as a member of the board of directors of the Company. Mr. Fuschino is the President of Friggi N.A. Inc.  a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.   Mr. Fuschino studied business, political science and economics at the University of Western Ontario, as well as marketing and communications at the University of Windsor.

Significant Employees

None

Family Relationships

None

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Ward, CEO, President and Director	2011	47,100		345,000				2,400	394,500
	2010
Dino Micacchi, CFO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--
Michelle Stanford, Director	2011	4,000		75,000					79,000
	2010	--	--	--	--	--	--	--	--
Dr. Cam Cheriton, Director	2011	4,000		37,500					41,500
	2010	--	--	--	--	--	--	--	--
Benedetto Fuschino, Director	2011
	2010

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by our Company for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Benjamin Ward (1) 115 Syndenham St. Dundas, Ontario, Canada L9H 2V5	12,600,000	4.45%

Michelle Stanford (1) 548 Oriole Drive Oakville, Ontario, Canada L6K 1N8	1,000,000	0.35%

Cam Cheriton (1) 6 Foxdale Court Toronto, Ontario, Canada M2K 2P2	500,000	0.18%

Benedetto Fuschino (1) 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	12,750,000	4.51%

Friggi N A Inc 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	39,250,000	13.87%

Missanaibi Headwaters 1 Richard Street Chapleau, Ontario, Canada POM 1K0	39,250,000	13.87%

All officers, directors, and beneficial owners as a group	105,350,000	37.24%

(1)

The person listed is an officer and/or director of the Company

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by DNTW Chartered Accountants, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$13,831.20	$18,000
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$13,831.20	$18,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2011 and 2010.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.           The information required by this item is included in Item 8 of Part II of this transition report.

2.           The information required by this item is included in Item 8 of Part II of this transition report.

3.           Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this transition report.

(b)

Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this transition report.

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation.
3.2*	Certificate of Amendment to Articles of Incorporation.
3.3*	By-Laws.
10.1*	Mineral Property Acquisition Agreement, by and between Company and Firelake Resources Inc., entered into on June 25, 2011.
10.2*	Mineral Property Acquisition Agreement, by and between Company and 2214098 Ontario Ltd., entered into on December 23, 2010.
10.3*	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012.
10.4*	Amended and Restated Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 13, 2012.
10.5*	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into on June 4, 2010.
10.6*	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010.
10.7*	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010.
10.8*	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010.
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: April 14, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Benjamin Ward	President, Chief Executive Officer (principal executive officer), and Director	April 14, 2012
Benjamin Ward
/s/ Dino Micacchi	Chief Financial Officer (principal financial officer)	April 14, 2012
Dino Micacchi
/s/ Michelle Stanford	Director	April 14, 2012
Michelle Stanford
/s/ Dr. Cam Cheriton	Director	April 14, 2012
Dr. Cam Cheriton
/s/ Benedetto Fuschino	Director	April 14, 2012
Benedetto Fuschino