Form 10-K/A
period 2011-12-31
JOSHUA GOLD RESOURCES INC
filed 2012-04-27
CIK 1475430

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Joshua Gold Resources Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Original Filing: Item 1. Business; Item 2. Properties; Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 14. Principal Accounting Fees and Services.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

                                                      JOSHUA GOLD RESOURCES INC.

2011 FORM 10-K /A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K /A , including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario , Canada through the acquisition of a mineral rights lease and other mineral properties, as described in further detail in Item 2 below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

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

Employees

As of March 1 , 2012, we had a total of six full-time employees and one part-time employee .. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited financial statements to each of our shareholders.

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

Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”), an Ontario , Canada corporation, pursuant to which 2214098 agreed to sell to the Company the property located 195 kilometers north-northwest of the City of Yellowknife, Northwest Territories, Canada , on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”). Under the Acquisition Agreement, the Company will acquire the Carson Property in consideration for the following payments:

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

The 100,000,000 common shares due to be issued to

In addition to the royalties described above, the Northwest Territories and Nunavut Mining Regulations require the owner or operator of a mine to pay royalties to Her Majesty on the value of the mine’s output during that fiscal year an amount equal to the lessor of:

a)

13% of the value of the output of the mine; and

b)

The amount calculated in accordance with the following table.

Value of Output	Royalty Payable of that portion of the Value
10,000 or less	0%
In excess of 10,000 but not exceeding 5 million	5%
In excess of 5 million but not exceeding 10 million	6%
In excess of 10 million but not exceeding 15 million	7%
In excess of 15 million but not exceeding 20 million	8%
In excess of 20 million but not exceeding 25 million	9%
In excess of 25 million but not exceeding 30 million	10%
In excess of 30 million but not exceeding 35 million	11%
In excess of 35 million but not exceeding 40 million	12%
In excess of 40 million but not exceeding 45 million	13%
In excess of 45 million	14%

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
N
Carson Property
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
MI 3
4663
4573
MI 4
MI 5
Legend
Mineral Leases
Mineral Lease Owner
Merc International Minerals Inc.
Mining Lease 3446
Mineral Claims
Claim Owner
Merc International Minerals Inc.
George Stephenson
River
Topo contour
Lake
N
0 0.5 1 2 3 4
Kilometers
1:75,000
AURORA GEOSCIENCES

590000
591000
7117000
7116000
Damoti Lake
L 10+00N
L 9+00N
L 7+00N
L 6+00N
L 5+00N
L 2+00N
L 1+00N
L 0+00
L 1+00S
L 2+00S
L 4+00S
L 5+00S
L 6+00S
L 7+00S
L 8+00S

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
1+00W
0+00
1+00E
2+00E
3+00
N
0 0.050.1 0.2 0.3
Kilometers
1:10,000

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

Upon recording of the mineral claims with the provincial mining recorder’s office, the claims will remain good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within two years of the recording date for the claim. Specifically, the claims for the Huffman property will remain in good standing until the dates set out below:

CLAIM NUMBER	DUE DATE
4246907	November 30, 2012
4246908	November 30, 2012
4246912	November 12, 2012
4246913	November 12, 2012
4246916	November 22, 2012
4246919	November 22, 2012

al claims comprising the Garrett property are exploration claims only and allow for the carrying out of assessment/exploration work on the claims by the claim holder.

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

In addition to the property payments described above, the Company must undertake minimum exploration assessment work on each claim and file reports of this work with the Ministry of Mines and Northern Development on or before the due dates provided below in order to keep the claims of the Garrett property in good standing:

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

Joshua The Company must undertake minimum exploration assessment work on each claim and file reports of this work with the Ministry of Mines and Northern Development on or before the due dates provided below in order to keep the claims of the Huffman property in good standing:

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

JOSHUA GOLD RESOURCES INC.
GARRETT PROPERTY
ONTARIO, CANADA
N
Joshua Gold Resources Inc.
Garrett Property
MALLARD
ERIC
FRATER (A.E.R.)
OSWAY
HUFFMAN
POTIER
FINGAL
ARBUTUS
YEO
Porcupine
Mallard Lake
Rae Lake
Rice Lake
Rice River
Opeepeesway River
Opeepeesway Lake
Little Rice Lake
Little Rush River
Huffman Lake
Boundary Lake
Camp Lake
Felix Lake
Ramsey Creek
Arbutus Lake
Fingal Lake
Venakoshi Lake
4246916
4246919
4246922
4246912
4246923
4246930
4246913
4246907
4246931
4246908
4246915
4246932
NAD 83
5 degree grid

TOPOGRAPHIC

- Administrative Boundaries
- Township
- Concession, Lot
- Provincial Park
- Indian Reserve
- Cliff, Pit & Pile
- Contour
- Mine Shafts
- Mine Headframe
- Railway
- Road
- Trail
- Natural Gas Pipeline
- Utilities
- Tower

Land Tenure

Freehold Patent

- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

Leasehold Patent

- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

Licence of Occupation

- Uses Not Specified
- Surface And Mining Rights
- Surface Rights Only
- Mining Rights Only

- LUP — Land Use Permit
- OIC — Order In Council (Not open for staking)
- WPLA — Water Power Lease Agreement
- 1234567 — Mining Claim
- 1234567 — Filed Only Mining Claims

LAND TENURE WITHDRAWALS

1234 — Areas Withdrawn from Disposition

Mining Acts Withdrawal Types

Wsm	Surface And Mining Rights Withdrawn
Ws	Surface Rights Only Withdrawn
Wm	Mining Rights Only Withdrawn

Order In Council Withdrawal Types

W'sm	Surface And Mining Rights Withdrawn
W's	Surface Rights Only Withdrawn
W'm	Mining Rights Only Withdrawn

Ns — IMPORTANT NOTICES

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

ONTARIO CANADA

Mining Land Tenure Map

Date / Time of Issue: Thu Dec 15 21:25:54 EST 2011

TOWNSHIP / AREA LOON ISLAND AREA

PLAN G-2491

ADMINISTRATIVE DISTRICTS / DIVISIONS

Mining Division	Porcupine
Land Titles/Registry Division	COCHRANE
Ministry of Natural Resources District	HEARST

Elijah Property
Shining Tree, Ontario, Canada
Red Lake
Patricia
Porcupine
Thunder Bay
Kenora
Sioux Lookout
Geraldton
Kapuskasing
Marathon
Wawa
Sault Ste. Marie
Timmins
Larder Lake
Kirkland Lake
Sudbury
North Bay
Parry Sound
Southern Ontario
NAD 83
5 degree grid

TOPOGRAPHIC

LAND TENURE WITHDRAWALS

IMPORTANT NOTICES

Those wishing to stake mining claims should consult with the Provincial Mining Recorders' Office of the Ministry of Northern Development and Mines for additional information on the status of the lands shown hereon. This map is not intended for navigational, survey, or land title determination purposes as the information shown on this map is compiled from various sources. Completeness and accuracy are not guaranteed. Additional information may also be obtained through the local Land Titles or Registry Office, or the Ministry of Natural Resources.

The information shown is derived from digital data available in the Provincial Mining Recorders' Office at the time of downloading from the Ministry of Northern Development and Mines web site.

General Information and Limitations

Contact Information: Provincial Mining Recorders' Office, Willet Green Miller Centre 933 Ramsey Lake Road, Sudbury ON P3E 6B5. Home Page: www.mndm.gov.on.ca/MNDM/MINES/LANDS/mlsmnpge.htm

Toll Free: Tel: 1 (888) 415-9845 ext 5742; Fax: 1 (877) 670-1444

Map Datum: NAD 83. Projection: Geographic Coordinates. Topographic Data Source: Land Information Ontario. Mining Land Tenure Source: Provincial Mining Recorders' Office

This map may not show unregistered land tenure and interests in land including certain patents, leases, easements, right of ways, flooding rights, licences, or other forms of disposition of rights and interest from the Crown. Also certain land tenure and land uses that restrict or prohibit free entry to stake mining claims may not be illustrated.

ONTARIO CANADA

MINISTRY OF NORTHERN DEVELOPMENT AND MINES

PROVINCIAL MINING RECORDER'S OFFICE

Mining Land Tenure Map

Date / Time of Issue: Thu Dec 15 21:16:25 EST 2011

TOWNSHIP / AREA	PLAN
ASQUITH	G-3206

ADMINISTRATIVE DISTRICTS / DIVISIONS

Mining Division	Larder Lake
Land Titles/Registry Division	SUDBURY
Ministry of Natural Resources District	TIMMINS

CONNAUGHT
CHURCHILL
MACMURCHY
Larder Lake
ASQUITH
MIRAMICHI
FAWCETT
UTM Zone 17

LAND TENURE WITHDRAWALS
IMPORTANT NOTICES

Those wishing to stake mining claims should consult with the Provincial Mining Recorders' Office of the Ministry of Northern Development and Mines for additional information on the status of the lands shown hereon. This map is not intended for navigational, survey, or land title determination purposes as the information shown on this map is compiled from various sources. Completeness and accuracy are not guaranteed. Additional information may also be obtained through the local Land Titles or Registry Office, or the Ministry of Natural Resources.

The information shown is derived from digital data available in the Provincial Mining Recorders' Office at the time of downloading from the Ministry of Northern Development and Mines web site.

General Information and Limitations

Contact Information:
Provincial Mining Recorders' Office
Willet Green Miller Centre 933 Ramsey Lake Road
Sudbury ON P3E 6B5
Home Page: www.mndm.gov.on.ca/MNDM/MINES/LANDS/mlsmnpge.htm

Toll Free
Tel: 1 (888) 415-9845 ext 57xx
Fax: 1 (877) 670-1444

Map Datum: NAD 83
Projection: UTM (6 degree)
Topographic Data Source: Land Information Ontario
Mining Land Tenure Source: Provincial Mining Recorders' Office

This map may not show unregistered land tenure and interests in land including certain patents, leases, easements, right of ways, flooding rights, licences, or other forms of disposition of rights and interest from the Crown. Also certain land tenure and land uses that restrict or prohibit free entry to stake mining claims may not be illustrated.

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

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.  The payment of dividends, if any, will be within the sole discretion of our Board of Directors.   Other than the cumulative dividends on our preferred shares, we presently intend to retain all earnings, if any, for use in our business operations.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 283,099,238 issued and outstanding as of April 13, 2012 ..

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

Net cash used in operating activities. During the fiscal year ended December 31, 2011, net cash used in operating activities was $298,323. The cash used in operating activities in the fiscal year ended December 31, 2011 was primarily the result of our net operating losses from continuing operations.

 Net cash used in investing activities. During the fiscal year ended December 31, 2011, net cash used in investing activities was $52,891. The cash used in investing activities in the fiscal year ended December 31, 2011 was primarily from the cash payments for mineral rights and acquisition of equipment.

Net cash provided by financing activities. During the fiscal year ended December 31, 2011, net cash provided by financing activities was $420,764. The net cash provided by financing activities was primarily attributable to advances from shareholders, proceeds on issuance of capital stock and stocks to be issued.

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

Net (Loss) Earnings.  For the fiscal year ended December 31, 2011, we incurred a net loss of $ 985,926 .. The net loss during the fiscal year ended December 31, 2011 was primarily attributable to management fees and consulting fees and exploration expenses.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Joshua Gold Resources Inc.

(an Exploration Stage Company)

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the "Company") (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from inception ( July 10, 2009) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joshua Gold Resources Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the results of its statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period of inception ( July 10, 2009) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America ..

 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant revenue to date , however, has been successful in raising funds in their private placements. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Ontario, Canada

April 16 , 2012

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

December 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash	$ 24,566	$ 24,786
Sales tax receivable	27,582	999
Loans receivable	14,750	14,997
Prepaid expense	-	12,997
Accounts receivable from discontinued operations	-	10,942
Total Current Assets	66,898	64,721
Other Assets
Equipment	6,380	-
Minerals rights	378,753	199,960
Total Other Assets	385,133	199,960
Total Assets	$ 452,031	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 84,856	$ 17,580
Advances from stockholders	124,699	39,711
Due on mineral rights acquisition – current portion	43,265	34,993
Liabilities from discontinued operations	4,454	83,756
Total Current Liabilities	257,274	176,040
Long Term Liabilities
Due on mineral rights acquisition	78,664	64,987
Long term liabilities from discontinued operations	-	26,245
Total Long Term Liabilities	78,664	91,232
Total Liabilities	335,938	267,272
Stockholders' Equity ( Deficit )
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 278,579,678 shares issued and outstanding (December 31, 2010 – 265,190,416)	27,858	26,519
Additional paid-in capital	1,357,543	340,196
Stock to be issued	303,190	98,450
Subscriptions receivable	(103,247)	-
Accumulated other comprehensive income	25,175	1,919
Deficit accumulated during the development stage	(1,494,450)	(469,699)
Total Stockholders' Equity ( Deficit )	116,093	(2,591)
Total Liabilities and Stockholders' Equity ( Deficit )	$ 452,031	$ 264,681

See accompanying notes to the financial statements ..

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity ( Deficit )

For the Period Inception (July 10, 2009) to December 31, 2011

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Issuance of stock for cash			35,000,000	3,500						3,500
Net loss									(16,446)	(16,446)
Balance – December 31, 2009	-	$ -	35,000,000	$ 3,500	$ -	$ -	$ -	$ -	$(16,446)	$(12,946)

Issuance of stock for cash			96,550,000	9,655	70,518					80,173
Issuance of stock for notes receivable			50,000,000	5,000	9,435					14,435
Issuance of stock for services	240,000	24	83,640,416	8,364	260,243					268,631
Stock to be issued for acquisition for mineral rights						98,450				98,450
Foreign currency translation								1,919		1,919
Net loss									(453,253)	(453,253)
Balance – December 31, 2010	240,000	24	265,190,416	26,519	340,196	98,450	-	1,919	(469,699)	(2,591)
Issuance of stock for cash			5,930,262	593	452,481		(103,247)			349,827
Issuance of stock for services			7,459,000	746	564,866					565,612
Stock to be issued for services						53,081				53,081
Stock to be issued for acquisition of mineral rights						151,659				151,659
Foreign currency translation								23,256		23,256
Net loss									(985,926)	(985,926)
Dividends									(38,825)	(38,825)
Balance – December 31, 2011	240,000	$ 24	278,579,678	$ 27,858	$ 1,357,543	$ 303,190	$ (103,247)	$ 25,175	$(1,494,450)	$ 116,093

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from Inception (July 10, 2009) to December 31, 2011
OPERATING EXPENSES
Management fees	$380,563	$-	$380,563
Consulting fees	362,619	-	362,619
Exploration expenses	102,742	-	102,742
General and administrative	55,531	143	59,120
Professional fees	51,147	11,624	75,771
Interest	18,104	-	18,104
Depreciation	15,220	-	15,220
TOTAL OPERATING EXPENSES	985,926	11,767	1,014,139
LOSS FROM CONTINUING OPERATIONS	(985,926)	(11,767)	(1,014,139)
Loss from discontinued operations	-	(441,486)	(441,486)
NET LOSS	$ (985,926)	$ (453,253)	$ (1,455,625)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	23,256	1,919	25,175
COMPREHENSIVE LOSS	$ (962,670)	$ (451,334)	$ (1,430,450)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	269,280,774	167,399,518

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from Inception (July 10, 2009) to December 31, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (985,926)	$ (11,767)	$ (1,014,139)
Adjustments for non-cash items:
Depreciation	15,220	-	15,220
Stock-based compensation	618,693	-	618,693
Adjustments for changes in working capital:
Sales tax receivable	(26,583)	(999)	(27,582)
Prepaid expenses	12,997	(12,997)	-
Due on mineral rights acquisition	(20,163)		121,929
Accounts payable and accrued liabilities	67,275	14,634	84,856
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(318,486)	(11,129)	(201,023)
FINANCING ACTIVITIES
Notes receivable	-	-	(14,750)
Advances from stockholders	84,988	29,711	124,699
Proceeds on issuance of capital stock	349,827	-	545,816
Dividends	(38,825)	-	(38,825)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	395,990	29,711	616,940
INVESTING ACTIVITIES
Mineral rights	-	-	(233,250)
Acquisition of equipment	(6,622)	-	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(6,622)	-	(239,872)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	70,882	18,582	176,045
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	(441,486)	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	270,859	270,859
Interest accrued on the long term loan for discontinued operations	-	1,213	1,213
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	10,942	(10,942)	-
Liabilities from discontinued operations	(105,547)	61,585	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(94,605)	(118,771)	(164,960)
FINANCING ACTIVITIES
Advances from stockholders	-	22,171	-
Proceeds from long-term debt	-	24,995	-
Issuance of common stock for cash	-	83,783	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	130,949	-
NET (DECREASE) INCREASE IN CASH FROM DISCONTINUED OPERATIONS	(94,605)	12,178	(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,503	(5,974)	13,481
NET (DECREASE) INCREASE IN CASH	(220)	24,786	24,566
CASH, BEGINNING OF YEAR	24,786	-	-
CASH, END OF YEAR	$ 24,566	$ 24,786	$ 24,566

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period Inception (July 10, 2009) to December 31, 2011

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company ”) was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered in Oakville, Ontario , Canada .. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to three mineral properties, the Carson Property in the Northwest Territories, Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in In accordance with ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value , the Company uses various valuation approaches.  A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.   Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value.

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

As of December 31, 2011, the Company paid $6,240 ($6,000 CAD ) of the balance due on the Garrett Property.

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

2012	$ 43,265
2013	34,416
2014	9,833
2015	34,416
Total	$ 121,930

As of December 31, 2011, the Company is in arrears on its payments by $14,750. This amount has been included above in the installments due for 2012.

7.

Income Taxes

Current Income Taxes

Reconciliation of the effective combined federal and provincial tax rate of 28.25% (2010 – 31%) to current income tax expense is as follows:

	2011	2010
Income taxes on accounting income	$ (278,524)	$ (140,508)
Tax effect of items which are not deductible for tax purposes	173,368	83,966
Losses available to be carried forward	105,156	56,542
Income tax expense	$ -	$ -

Deferred Income Taxes

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 25% (2010 – 25%) are as follows:

	2011	2010
Deferred income tax asset:
Losses available to be carried forward	$ 142,768	$ 49,710
Valuation allowance	(142,768)	(49,710)
Income tax expense	$ -	$ -

The Company has approximately $570,000 of income tax losses available to be carried forward for use in future years, which begin to expire in 2029 ..

8.     Capital Stock

a)

Common Stock

For the year ended December 31, 2011, the Company issued 5,930,262 shares of common stock pursuant to private placement transactions at prices between $0.075 to $0.10 per share and for total cash proceeds of $ 349,827 ..

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

On June 25, 2011, the Company entered into an agreement to issue 2,000,000 shares of common stock to Firelake Resources Inc. in connection with its acquisition of the mineral rights to the Garrett Property. As of December 31, 2011, the shares had not yet been issued, and accordingly the Company recorded stock to be issued for $151,659.

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

On June 4, 2010 the Company issued 240,000 shares of Class A preferred stock to directors and advisors in exchange for services rendered. Stock-based compensation of $ 240,000 was recorded in respect of this issuance and has been classified as consulting fees on the statement of operations.

d)

Dividends

On December 31, 2011, the Company declared dividends of $38,825 at a cumulative rate of 10% per annum on the preferred stock for the period from the date of issuance, June 4, 2010 to December 31, 2011. As of December 31, 2011, there are no amounts remaining in arrears in respect of the preferred stock.

e.)

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

On various dates between October 18, 2011 and December 31, 2011, the Company issued 3,723,397 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one (1) share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of one (1) year from the issue date.

f.)

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

9.     Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the year ended December 31, 2010, the Company entered into licensing agreements with related companies, owned by former Directors, Luc C. Duchesne and Robert G. Cormier. The Company paid 37,500,000 common shares, with value of $10,918 as royalty fee for these two license rights.

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

10.   Financial Instruments

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

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions. Harmonized sales taxes receivable are due from the Canadian government and notes receivable are due from stockholders of the Company.

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

11.  Discontinued Operations

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

12.  Subsequent Events

On various dates between January 9, 2012 and March 22, 2012, the Company issued 1,238,332 shares of common stock pursuant to private placement transactions at a price of $0.075 CAD per share and for total cash proceeds of $93,902.

On January 13, 2012, the Company issued 3,000,000 shares of common stock as satisfaction of its share issuance obligations as part of the acquisition of the mineral rights to the Carson Lake Property and the Garrett Property.

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

b)

Issue 1 ,000,000 shares of common stock to Shining Tree Resources Corp ..; and

c)

Complete exploration expenditures having a value of $201,097 ($200,000 CAD) on the conveyed property before February 10, 2014.  Upon completion of payment for the Conveyed Property in the aggregate amount of $50,270 ($50,000 CDN) of Expenditures on the Conveyed Property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree on or before July 30, 2012

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

(2)

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

The following table sets forth the aggregate fees billed to us by DNTW Chartered Accountants, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$13,831	$18,000
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$13,831	$18,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees".

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

Joshua Gold Resources Inc.

Dated: April 27, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Benjamin Ward	President, Chief Executive Officer (principal executive officer), and Director	April 27, 2012
Benjamin Ward
/s/ Dino Micacchi	Chief Financial Officer (principal financial officer)	April 27, 2012
Dino Micacchi
/s/ Michelle Stanford	Director	April 27, 2012
Michelle Stanford
/s/ Dr. Cam Cheriton	Director	April 27, 2012
Dr. Cam Cheriton
/s/ Benedetto Fuschino	Director	April 27, 2012
Benedetto Fuschino