Form 10-Q
period 2012-03-31
JOSHUA GOLD RESOURCES INC
filed 2012-05-21
CIK 1475430

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 285,206,604 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTICE OF NO AUDITOR REVIEW OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of the Company have been prepared by and are the responsibility of the Company's management.

The Company's independent auditor has not performed a review of these financial statements in accordance with the standards established by the Public Company Accounting Oversight Board for a review of interim financial statements by an entity's auditor.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

ASSETS

Current Assets
Cash	$ 16,185	$ 24,566
Sales tax receivable	37,808	27,582
Notes receivable	15,038	14,750
Prepaid expense	-	-
Accounts receivable from discontinued operations	-	-
Total Current Assets	66,898	64,721
Other Assets
Equipment	6,380	-
Minerals rights	378,753	199,960
Total Other Assets	385,133	199,960
Total Assets	$ 452,031	$ 264,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 93,023	$ 84,856
Advances from stockholders	154,544	124,699
Due on mineral rights acquisition – current portion	43,265	-
Liabilities from discontinued operations	24,591	4,454
Total Current Liabilities	315,423	214,099
Long Term Liabilities
Due on mineral rights acquisition	80,200	78,664
Long term liabilities from discontinued operations	-	-
Total Long Term Liabilities	80,200	78,664
Total Liabilities	395,623	292,763
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2010 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 283,873,027 shares issued and outstanding (March 31, 2010 – 265,190,416)	28,387	26,519
Additional paid-in capital	1,415,691	1,357,543
Stock to be issued	379,500	303,190
Subscriptions receivable	-	-
Accumulated other comprehensive income	25,175	25,175
Deficit accumulated during the development stage	(1,796,076)	(1,494,450)
Total Stockholders' Equity (Deficit)	67,732	(2,591)
Total Liabilities and Stockholders' Equity (Deficit)	$ 463,732	$ 452,031

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the Period Inception (July 10, 2009) to March 31, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Deficit
Balance – December 31, 2011	240,000	24	265,190,416	26,519	340,196	98,450	-	1,919	(469,699)	(2,591)

Issuance of stock for cash			5,930,262	593	452,481		(103,247)			349,827
Issuance of stock for services			7,459,000	746	564,866					565,612
Stock to be issued for services						53,081				53,081
Stock to be issued for acquisition of mineral rights						151,659				151,659
Foreign currency translation									23,256	23,256
Net loss									(985,926)	(985,926)
Dividends									(38,825)	(38,825)
Balance – December 31, 2011	240,000	$ 24	278,579,678	$ 27,858	$ 1,357,543	303,190	$ (103,247)	$ 25,175	$ 25,175	$ (1,494,450)

Issuance of stock for cash			2,370,593	237	195,000					195,237
Issuance of stock for services			257,895	25						25
Stock to be issued for services			3,000,000	300						300
Stock to be issued for acquisition of mineral rights						1,000,000				1,000,000
Foreign currency translation								(38,204)		(38,204)
Net loss									(263,226)	(263,226)
Dividends									(38,400)	(38,400)
Total for the year/period			5,628,488	562
Balance – March 31, 2012	240,000	$ 24	278,579,678	$ 27,858	$ 1,552,543	1,303,190		$ 13,029	$ (1,835,476)	-----------------

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Period Ended March 31, 2012	Period Ended December 31, 2011
OPERATING EXPENSES
Management fees	$ 29,591	$ 380,563
Consulting fees	49,347	362,619
Exploration expenses	79,942	102,742
General and administrative	52,136	55,531
Professional fees	52,210	51,147
Interest	-	-
Depreciation	-	-
TOTAL OPERATING EXPENSES	263,226	985,926
LOSS FROM CONTINUING OPERATIONS	(263,226)	(985,926)
Loss from discontinued operations	-	-
NET LOSS	$ (263,226)	$ (985,926)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(38,204)	23,256
COMPREHENSIVE LOSS	$ (301,430)	$ (962,670)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	278,579,678	269,280,774

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Period Ended March 31, 2012	Period Ended March 31, 2011	Period from Inception (July 10, 2009) to December 31, 2011
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (263,226)	$ (32,933)	$ (1,014,139)
Adjustments for non-cash items:
Depreciation	-	-	15,220
Stock-based compensation	25,789	-	618,693
Adjustments for changes in working capital:
Sales tax receivable	(37,808)	(13,125)	(27,582)
Prepaid expenses	-	-	-
Due on mineral rights acquisition	(20,163)	12,997	121,929
Accounts payable and accrued liabilities	93,023	25,514	84,856
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(318,486)	(79,961)	(201,023)
FINANCING ACTIVITIES
Notes receivable	(288)	-	(14,750)
Advances from stockholders	-	84,063	124,699
Proceeds on issuance of capital stock	149,550	-	545,816
Dividends	1,537	-	(38,825)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(151,645)	64,428	616,940
INVESTING ACTIVITIES
Mineral rights	(39,791)	(40)	(233,250)
Acquisition of equipment	(845)	-	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(40,636)	(40)	(239,872)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	(154,645)	(15,573)	176,045
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on the long term loan for discontinued operations	-	-	1,213
Adjustments for changes in working capital:		-
Accounts receivable from discontinued operations	-	-	-
Liabilities from discontinued operations	-	-	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	(164,960)
FINANCING ACTIVITIES
Advances from stockholders	-	-	-
Proceeds from long-term debt	-	-	-
Issuance of common stock for cash	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	-
NET (DECREASE) INCREASE IN CASH FROM DISCONTINUED OPERATIONS	-	-	(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	92,111	-	13,481
NET (DECREASE) INCREASE IN CASH	(220)	(15,573)	24,566
CASH, BEGINNING OF YEAR	24,566	24,786	-
CASH, END OF PERIOD	$ 24,346	$ 9,213	$ 24,566

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period Inception (July 10, 2009) to March 31, 2012

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered in Oakville, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

The Company has incurred a net loss of $263,226 for the period ended March 31 2012, and a working capital deficit of $154,645. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

In determining fair value, the Company uses various valuation approaches.  A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

There were no dilutive financial instruments for the year ended March 31, 2011 and the period from inception (July 10, 2009) to March 31, 2011.

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

As of December 31, 2011, the Company paid $6,240 ($6,000 CAD) of the balance due on the Garrett Property.

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of December 31, 2011, management determined that there were no events or changes in circumstances, which may have impaired the carrying value of the Garrett Property.

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

b)

Issue 1,000,000 shares of common stock to Shining Tree Resources Corp.; and

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

As of March 31, 2011, the Company is in arrears on its payments by $34,750. This amount has been included above in the installments due for 2012.

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

The Company has approximately $570,000 of income tax losses available to be carried forward for use in future years, which begin to expire in 2029.

8.    Capital Stock

a)

Common Stock

For the period ended March 31, 2011, the Company issued 2,370,593 shares of common stock pursuant to private placement transactions at prices between $0.075 to $0.10 per share and for total cash proceeds of $195,000.

For the year ended December 31, 2011, the Company issued 257,895 shares of common stock to directors and employees of the Company as signing bonuses and for services rendered. These transactions have been recorded as stock-based compensation having a total value of $25,789.

b)

Stock To Be Issued

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp., under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada.   The Company has yet to issue 1,000,000 shares to Shining Tree Resources Corp.

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

On June 4, 2010 the Company issued 240,000 shares of Class A preferred stock to directors and advisors in exchange for services rendered. Stock-based compensation of $240,000 was recorded in respect of this issuance and has been classified as consulting fees on the statement of operations.

d)

Dividends

On December, 2011, the Company declared dividends of $38,825 at a cumulative rate of 10% per annum on the preferred stock for the period from the date of issuance, June 4, 2010 to December 31, 2011. As of December 31, 2011, there are no amounts remaining in arrears in respect of the preferred stock.

e)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance – July 10, 2009	-	$ -	-

Balance – December 31, 2009	-	-	-

Balance – March 31, 2010	-	-	-

Granted	6,093,990	0.129	0.915
Cancelled	-	-	-
Exercised	-	-	-
Balance – March 31, 2011	6,093,990	$ 0.129	0.915

On various dates between October 18, 2011 and March 31, 2012, the Company issued 6,093,990 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one (1) share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of one (1) year from the issue date.

f)

Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. For the period ended March 31, 2011, the Company issued 257,895 shares of common stock and a further 2,300,000 shares became issuable in the year in connection with stock-based compensation arrangements. These shares were valued at $0.10 per share and resulted in compensation expense of $25,789 as a component of management fees on the statement of operations.

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

12.  Subsequent Events

There have been no subsequent events to report following the conclusion of the quarterly period ended March 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

(b)	Current Business of Issuer and Recent Material Transactions.

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

On December 23, 2010, the Company entered into a mineral property acquisition agreement (the “2214098 Acquisition Agreement”) with 2214098 Ontario Ltd. (“2214098”) whereby the Company purchased from 2214098 the mining lease for a certain property located 195 kilometers north-northwest of the City of Yellowknife, Northwest Territories, Canada, on the west shore of Damoti Lake in the Indin Lake Greenstone Belt and known as a claim BR2 (the “Carson Property”).  The term of the lease runs until June 30, 2024.   The lease is registered at the Northwest Territories Mining Recorder as mining lease 3446 and covers an area of approximately 1,550 acres.  Management believes that the Carson Property could potentially host economic gold deposits and, upon expert opinion of their geologists, warrants continued mineral exploration on the property.

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

Additionally, on June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property”) in consideration for the sum of Fifty Thousand and No/100 Dollars (CDN $50,000) and Two Million (2,000,000) shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN $25,000 on or before January 31, 2012; CDN $25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Eric and Huffman Property, the Company will pay to Fire Lake a royalty equal to two percent (2%) of all net smelter returns on minerals from the Property.    CDN $50,000 is approximately USD $52,220 and CDN $25,000 is approximately USD $26,102.

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests found on that certain Elijah Property located in the Townships of Churchill and Asquith, Ontario, Canada (the “Conveyed Property”). As consideration for the sale of the Conveyed Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

USD $50,270 ($50,000 CDN) according to the following schedule:

(a)

USD $10,054 ($10,000 CDN) upon execution of the Agreement;

(b)

USD $10,054 ($15,000 CDN) due on March 30, 2012;

(c)

USD $10,054 ($15,000 CDN) due on June 30, 2012; and

(d)

USD $10,054 ($10,000 CDN) due on July 30, 2012.

2)

subject to the approval of the Board of Directors of the Company, One Million (1,000,000) common shares of Company on or before March 30, 2012; and

3)

complete USD $201,097 ($200,000 CDN) of Expenditures (as defined in the Original and Amended Agreement) on the Conveyed Property on or before February 10, 2014. Upon completion of payment for the Conveyed Property in the aggregate amount of USD $50,270 ($50,000 CDN) of Expenditures on the Conveyed Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of May 1, 2012, we had cash on hand of $7,175.20 and current liabilities of $134,860.92.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three months ended March 31, 2012, net cash used in operating activities was $265,285 compared with $79,961 used in operating activities for the three months ended March 31, 2011.  The cash flow used in operating activities in the three months ended March 31, 2012 was primarily the result of exploration, administrative, legal and audit fees. The cash flow used in operating activities in the three months ended March 31, 2011 was primarily the result of exploration expenses.

Net cash used in investing activities. During the three months ended March 31, 2012, net cash used in investing activities was $40,636 compared with $40 used in investing activities for the three months ended March 31, 2011.  The cash flow used in investing activities in the three months ended March 31, 2012 was primarily the result of acquisition of mineral rights. The cash flow used in investing activities in the three months ended March 31, 2011 was primarily the result of acquisition of mineral rights.

Net cash provided by financing activities. During the three months ended March 31, 2012, net cash provided by financing activities was $151,645 compared with $64,428 provided by financing activities for the three months ended March 31, 2011.  The cash flow provided by financing activities in the three months ended March 31, 2012 was primarily derived from issuance of shares. The cash flow provided by financing activities in the three months ended March 31, 2011 was primarily derived from shareholder advances.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

We did not earn any revenues during the three months ended March 31, 2012 or March 31, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $29,591 for the three months ended March 31, 2012 from $0 for the three months ended March 31, 2011. The increase in management fees was primarily attributable to increased business operations.

Consulting Fees.  Consulting fees increased to $49,347 for the three months ended March 31, 2012 from $0 for the three months ended March 31, 2011. The increase in consulting fees was primarily attributable to increased business operations.

Exploration Expenses.  Exploration expenses increased to $79,942 for the three months ended March 31, 2012 from $13,000 for the three months ended March 31, 2011.  The increase in exploration expenses was due to increased business operations.

General and Administrative Expenses.  General and administrative expenses increased to $52,136 for the three months ended March 31, 2012 from $7,361 for the three months ended March 31, 2011. The increase in general and administrative expenses is primarily related to increased business operations.

Professional Fees.  Professional fees increased to $52,210 for the three months ended March 31, 2012 from $8,300 for the three months ended March 31, 2011. The increase in professional fees was primarily due to increased business operations.

Interest Expense.  Interest expense was $0 for the three months ended March 31, 2012 and March 31, 2011.

Depreciation.  Depreciation was $0 for the three months ended March 31, 2012 and March 31, 2011.

Net Income (loss).  For the three months ended March 31, 2012, we incurred a net loss of $301,430 as compared to a net loss of $32,933 for the three months ended March 31, 2011.  The increase in net loss was primarily a result of increased business operations and exploration work.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

On January 3, 2012, the Company issued 67,000 shares of the Company’s common stock to Craig Pilkington in consideration for $5,250.

On January 3, 2012, the Company issued 66,666 shares of the Company’s common stock to Robert Moskal in consideration for $5,000.

On January 3, 2012, the Company issued 133,333 shares of the Company’s common stock to Danny Marques in consideration for $10,000.

On January 3, 2012, the Company issued 70,000 shares of the Company’s common stock to Derek Hodgkins in consideration for $5,250.

On January 3, 2012, the Company issued 33,333 shares of the Company’s common stock to Joseph Bignucolo in consideration for $2,500.

On January 4, 2012, the Company issued 333,333 shares of the Company’s common stock to Ghost Distributing Inc. in consideration for $25,000.

On January 4, 2012, the Company issued 333,333 shares of the Company’s common stock to 1311852 Ontario Ltd. in consideration for $25,000.

On January 5, 2012, the Company issued 333,333 shares of the Company’s common stock to James David Brown in consideration for $25,000.

On January 13, 2012, the Company issued 2,000,000 shares of the Company’s common stock to Fire Lake Resources Inc. in consideration for the deliverance of certain real property to the Company.

On January 13, 2012, the Company issued 1,000,000 shares of the Company’s common stock to 2214098 Ontario Ltd. in consideration for the deliverance of certain real property to the Company.

On January 30, 2012, the Company issued 100,000 shares of the Company’s common stock to Nathalie Pignatiello in consideration for certain services rendered to the Company.

On February 1, 2012, the Company issued 52,631 shares of the Company’s common stock to Tehillah Group Inc. in consideration for $5,000.

On February 4, 2012, the Company issued 157,895 shares of the Company’s common stock to Gordon Brown in consideration for certain services rendered to the Company.

On February 6, 2012, the Company issued 200,000 shares of the Company’s common stock to Tony Pignatiello in consideration for $15,000.

On February 6, 2012, the Company issued 178,947 shares of the Company’s common stock to Romano Agostino in consideration for $17,000.

On February 7, 2012, the Company issued 105,263 shares of the Company’s common stock to Scott Duong in consideration for $10,000.

On March 13, 2012, the Company issued 95,000 shares of the Company’s common stock to Carol Chute in consideration for $10,000.

On March 20, 2012, the Company issued 157,895 shares of the Company’s common stock to Joel B. Paige in consideration for $15,000.

On March 22, 2012, the Company issued 105,263 shares of the Company’s common stock to Janis Eckenwiler in consideration for $10,000.

On March 31, 2012, the Company issued 105,263 shares of the Company’s common stock to Thomas R. Freeman in consideration for $10,000.

The transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)

Use of Proceeds.

Not Applicable.

(c)

Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	Mineral Property Acquisition Agreement, by and between Company and 2214098 Ontario Ltd., entered into on December 23, 2010

*10.2	Mineral Property Acquisition Agreement, by and between Company and Fire Lake Resources Inc., entered into on June 25, 2011

*10.3	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012

*10.4	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.5	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.6	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.7	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Joshua Gold Resources Inc.

Dated: May 21, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 21, 2012	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)