Form 10-Q/A
period 2012-03-31
JOSHUA GOLD RESOURCES INC
filed 2012-06-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

(Amendment No. 1)

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

Explanatory Note

Joshua Gold Resources Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Original Filing”), for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Original Filing: Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q /A

INDEX

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 16,225	$ 24,566
Accounts receivable	38,087	27,582
Notes receivable	15,038	14,750
Total Current Assets	69,350	66,898
Other Assets
Equipment	6,167	6,380
Mineral property interests	531,511	378,753
Total Other Assets	537,678	385,133
Total Assets	$ 607,028	$ 452,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 55,737	$ 46,456
Advances from stockholders	187,735	129,153
Dividends payable	38,400	38,400
Due on mineral rights acquisition- current portion	76,691	43,265
Total Current Liabilities	358,563	257,274
Long Term Liabilities
Due on mineral rights acquisition	80,200	78,664
Total Liabilities	438,763	335,938
Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2011- 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 283,099,239 shares issued and outstanding (December 31, 2011- 278,579,678)	28,310	27,858
Additional paid-in capital	1,781,356	1,357,543
Stock to be issued	160,475	303,190
Subscriptions receivable	(25,000)	(103,247)
Accumulated other comprehensive (loss) income	(3,405)	25,175
Deficit accumulated during the exploration stage	(1,773,495)	(1,494,450)
Total Stockholders' Equity	168,265	116,093
Total Liabilities and Stockholders' Equity	$ 607,028	$ 452,031

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Period from Inception July 10, 2009 to March 31, 2012
OPERATING EXPENSES
Management fees	$ 29,368	$ -	$ 409,931
Consulting fees	87,216	12,811	449,835
Exploration	79,338	-	182,080
General and administrative	20,800	4,399	79,920
Professional fees	57,371	14,772	133,142
Interest	4,616	-	22,720
Depreciation	336	3,650	15,556
TOTAL OPERATING EXPENSES	279,045	35,632	1,293,184
LOSS FROM CONTINUING OPERATIONS	(279,045)	(35,632)	(1,293,184)
Loss from discontinued operations	-	-	(441,486)
NET LOSS	$ (279,045)	$ (35,632)	$ (1,734,670)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(28,580)	42	(3,405)
COMPREHENSIVE LOSS	$ (307,625)	$ (35,591)	$ (1,738,075)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	282,050,560	265,190,416

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Three months Ended March 31, 2012	Three months Ended March 31, 2011	Period from Inception (July 10, 2009) to March 31, 2012
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (279,045)	$ (35,632)	$ (1,293,184)
Adjustments for non-cash items:
Depreciation	336	3,650	15,556
Stock-based compensation	26,280	-	638,205
Accrued interest on advances from stockholders	4,615	-	24,188
Adjustments for changes in working capital:
Accounts receivable	(10,505)	999	(38,087)
Prepaid expenses	-	12,997	-
Accounts payable and accrued liabilities	9,281	15,127	55,737
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(249,038)	(2,859)	(597,585)
FINANCING ACTIVITIES
Advances from stockholders	51,428	74,717	163,547
Proceeds on issuance of capital stock	207,518	-	583,945
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	258,946	74,717	747,492
INVESTING ACTIVITIES
Acquisition of Mineral property interests	(17,544)	-	(43,500)
Acquisition of equipment	-	-	(6,745)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(17,544)	-	(50,245)
NET (DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS	(7,636)	71,858	99,662

CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	-	(2,035)	-
Liabilities from discontinued operations	-	(82,105)	-
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(84,140)	(170,627)
FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	83,783
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	83,783
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(84,140)	(86,844)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(705)	(2,885)	3,407
NET (DECREASE) INCREASE IN CASH	(8,341)	(15,167)	16,225
CASH, BEGINNING OF PERIOD	24,566	24,786	-
CASH, END OF PERIOD	$ 16,225	$ 9,619	$ 16,225

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to March 31, 2012

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

The Company has the rights to three mineral properties, the Carson Property in the Northwest Territories, Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree , Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $ 279,045 for the period ended March 31 2012, and a working capital deficit of $ 289,213 as of March 31, 2012 .. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

3.

Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America .. The significant accounting policies followed in the preparation of these financial statements are as follows:

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

Foreign Currency Translation

Management has determined that the functional currency of the Company is the Canadian dollar ("CAD "), and translates the CAD statements into US dollar statements in accordance with the provisions of ASC No. 830 Foreign Currency Matters .. All assets and liabilities are translated into US dollars at the exchange rate at the balance sheet date. Share capital, stock to be issued, subscriptions receivable, and accumulated deficit are translated into US dollars at historical exchange rate.  All revenues and expenses are translated into US dollars at the average exchange rate for the period. Adjustments resulting from the translation of the financial statements from its functional currency to US dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of stockholders’ equity , and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair value measurements and Disclosures , and elects not to disclose its fair value information about financial assets and liabilities for which fair value was not readily available.

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

There were no dilutive financial instruments for the three months ended March 31, 2012 and the period from inception (July 10, 2009) to March 31, 2012 ..

4.

Mineral Property Interests

Mineral property interest
Carson Property (a)	$ 199,960
Balance at December 31, 2010	199,960
Garrett Property (b)	178,793
Balance at December 31, 2011	378,753
Elijah Property (c)	152,758
Balance at December 31, 2011	$ 531,511

a)

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, annual lease payments are expensed as incurred. As of March 31, 2012 , management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Carson Property.

As of March 31, 2012, the Company paid $27,569 ($27,500 CAD) of the balance due on the Carson Property, and issued 1,000,000 shares of common stock to 2214098 Ontario Ltd.

b)

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

As of March 31, 2012 , the Company paid $6,240 ($6,000 CAD) of the balance due on the Garrett Property , and issued 2,000,000 shares of common stock to Firelake Resources Inc ..

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of March 31, 2012 , management determined that there were no events or changes in circumstances, which may have impaired the carrying value of the Garrett Property.

c)

Elijah Property

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp .. (“Shining Tree”), under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

1.

Pay cash consideration of $50,270 (CDN $50,000) according to an installment schedule between February and July 2012;

2.

Issue 1,000,000 shares of common stock to Shining Tree; and

3.

Complete exploration expenditures having a value of $201,097 (CDN $200,000) on the conveyed property before February 10, 2014.  Upon completion of payment for the conveyed property in the aggregate amount of $50,270 (CDN $50,000) and of exploration expenditures on the conveyed property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree common stock, on or before July 30, 2012

As of March 31, 2012, the Company paid $10,025 (CDN $10,000) of the balance due on the Elijah Property.

5. Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

6. Due On Mineral Rights Acquisition

	March 31, 2012	December 31, 2011

Due to 2214098 Ontario Ltd re Carson Lake Property	$ 72,681	78,664
Due to Firelake Resources Inc. re Eric & Huffman Property	44.110	43,265
Due to Shining Tree re Churchill & Asquith Property	40,100	-
	156,891	121,929
Less: current portion	(76,691)	(43,265)
Long-Term Debt	$ 80,200	78,664

The Company is required to make certain payments in respect of its 2010 acquisition of the Carson Property , its 2011 acquisition of the Garrett Property and its 2012 acquisition of the Elijah Property (note 4). These payments are due to 2214098 Ontario Ltd .., Firelake Resources Inc., and Shining Tree, the corporations from which the properties were acquired.

The amounts due are unsecured, non-interest bearing, and are due as follows:

2012 (nine months)	$ 76,691
2013	35,087
2014	10,025
2015	35,088
Total	$ 156,891

As of March 31, 2012 , the Company is in arrears on its payments by $ 41,604 .. This amount has been included above in the installments due for 2012.

          7.  Capital Stock

a)

Common Stock

During the three months ended March 31, 2012 , the Company issued 1,361,666 shares of common stock pursuant to private placement transactions at prices between $0.075 to $0. 095 per share and for total cash proceeds of $ 102,000 and stock subscription receivable of $25 ,000.

During the three months ended March 31, 2012 , the Company issued 157 ,895 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $ 15,000 ..

b)

Stock To Be Issued

As of March 31, 2012, the Company has yet to issue the 1,000,000 shares to Shining Tree (note 4). During the three months ended March 31, 2012, the Company issued 3,000,000 to 2214098 Ontario Ltd. And Firelake Resources Inc. (note 4).

As of March 31, 2012, the Company was obligated to issue 126,315 shares of common stock to directors and employees for services rendered. The Company has recorded stock-based compensation and stock to be issued of $12,000 in respect to these obligations.

c)

Subscriptions receivable

During the three months ended March 31, 2012, the Company has received payments of $103,247 related to subscriptions receivable, and recorded additional $25,000 subscriptions receivable for shares issued.

d)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.129	0.915
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	3,723,397	0.129	0.915

Granted	1,361,666	0.126	0.819
Cancelled	-	-	-
Exercised	-	-	-
Balance – March 31, 2012	5,085,063	$ 0.128	0.707

On various dates between October 18, 2011 and March 31, 2012, the Company issued 5,085,063 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one (1) share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of one (1) year from the issue date.

e)

Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. During the three months ended March 31, 2012 , the Company issued 157 ,895 shares of common stock and a further 126,315 shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0. 095 per share and resulted in compensation expense of $ 27,000 as a component of consulting fees on the statement of operations.

8 ..    Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the three months ended March 31,   2012 ,  the Company issued 157,895 shares of common stock as compensation to directors and officers of the Company. As of March 31, 2012 , an additional 126,315 shares of common stock are due to be issued. Stock-based compensation of $ 27,000 was recorded in relation to these shares.

9 ..  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, advances from stockholders, dividends payable , and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the Canadian dollar, thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US dollars .. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions.  Accounts receivables are harmonized sales taxes due from the Canadian government and notes receivable are due from stockholders of the Company.

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

10.  Subsequent Events

Subsequent to March 31, 2012, the Company issued 222,894 shares of common stock pursuant to private placement transactions at a price between US$0.075 to $0.095 per share and for total cash proceeds of $19,775.

On May 3, 2012, the Company issued 2,049,473 shares of common stock to directors and employees of the Company for services rendered. These shares of common stock have been valued as $194,700.

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

As of March 31 , 2012, we had cash on hand of $16,225 and current liabilities of $358,563 ..  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three months ended March 31, 2012, net cash used in operating activities was $249,038 compared with $2,859 used in operating activities for the three months ended March 31, 2011.  The cash flow used in operating activities in the three months ended March 31, 2012 was primarily the result of exploration, administrative, legal and audit fees. The cash flow used in operating activities in the three months ended March 31, 2011 was primarily the result of exploration expenses.

Net cash used in investing activities. During the three months ended March 31, 2012, net cash used in investing activities was $17,544 compared with $ Nil used in investing activities for the three months ended March 31, 2011.  The cash flow used investing activities in the three months ended March 31, 2012 was primarily the result of acquisition of mineral rights.

Net cash provided by financing activities. During the three months ended March 31, 2012, net cash provided by financing activities was $258,946 compared with $74,717 provided by financing activities for the three months ended March 31, 2011.  The cash flow provided by financing activities in the three months ended March 31, 2012 was primarily derived from issuance of shares. The cash flow provided by financing activities in the three months ended March 31, 2011 was primarily derived from shareholder advances.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

We did not earn any revenues during the three months ended March 31, 2012 and March 31, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $29,368 for the three months ended March 31, 2012 from $ Nil for the three months ended March 31, 2011. The increase in management fees was primarily attributable to increased business operations.

Consulting Fees.  Consulting fees increased to $87,216 for the three months ended March 31, 2012 from $12,811 for the three months ended March 31, 2011. The increase in consulting fees was primarily attributable to increased business operations.

Exploration Expenses.  Exploration expenses increased to $79,338 for the three months ended March 31, 2012 from $ Nil for the three months ended March 31, 2011.  The increase in exploration expenses was due to increased business operations.

General and Administrative Expenses.  General and administrative expenses increased to $20,800 for the three months ended March 31, 2012 from $4,399 for the three months ended March 31, 2011. The increase in general and administrative expenses is primarily related to increased business operations.

Professional Fees.  Professional fees increased to $57,371 for the three months ended March 31, 2012 from $14,772 for the three months ended March 31, 2011. The increase in professional fees was primarily due to increased business operations.

Interest Expense.  Interest expense increased to $4,616 for the three months ended March 31, 2012 compared with $Nil for the three months ended March 31, 2011.

Net loss ..  For the three months ended March 31, 2012, we incurred a net loss of $279,045 as compared to a net loss of $35,632 for the three months ended March 31, 2011.  The net loss was primarily a result of increased business operations and exploration work.

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

Joshua Gold Resources Inc.

Dated: June 14, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: June 14, 2012	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)