Form 10-Q
period 2012-06-30
JOSHUA GOLD RESOURCES INC
filed 2012-08-17
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 14, 2012, there were 291,338,777 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTICE OF NO AUDITOR REVIEW OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of the Company have been prepared by and are the responsibility of the Company’s management. The Company’s independent auditor has not performed a review of these financial statements in accordance with the standards established by the Public Company Accounting Oversight Board for a review of interim financial statements by an entity’s auditor.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$(4,201)	$24,566
Accounts receivable	0	27,582
Notes receivable	14,720	14,750

Total Current Assets	10,518	66,898

Other Assets
Equipment	5,707	6,380
Mineral property interests	520,272	378,753

Total Other Assets	525,978	385,133

Total Assets	$536,496	$452,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$153,427	$46,456
Advances from stockholders	219,006	129,153
Dividends payable	0	38,400
Due on mineral rights acquisition – current portion	75,069	43,265

Total Current Liabilities	447,502	257,274

Long Term Liabilities
Due on mineral rights acquisition	78,504	78,664

Total Liabilities	526,006	335,938

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2011 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 283,099,239 shares issued and outstanding (December 31, 2011 – 278,579,678)	28,624	27,858
Additional paid-in capital	2,067,052	1,357,543
Stock to be issued	399,116	303,190
Subscriptions receivable	(63,500)	(103,247)
Accumulated other comprehensive (loss) income	(8,902)	25,175
Deficit accumulated during the exploration stage	(1,494,454)	(1,494,450)

Total Stockholders’ Equity	0	116,093

Total Liabilities and Stockholders’ Equity	$536,496	$452,031

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	For the Period from Inception July 10, 2009 to June 30, 2012
OPERATING EXPENSES
Management fees	356,427	$—	$736,990
Consulting fees	285,606	—	648,225
Exploration	108,508	12,812	211,250
General and administrative	75,843	15,734	134,963
Professional fees	79,436	28,016	155,207
Interest	10,981	—	29,085
Depreciation	669	7,234	15,889

TOTAL OPERATING EXPENSES	917,470	63,796	1,931,609

LOSS FROM CONTINUING OPERATIONS	(917,470)	(63,796)	(1,931,609)
Loss from discontinued operations		—	(441,486)

NET LOSS	$(917,470)	$(35,632)	$(2,373,095)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	0	(4,118)	(25,175)

COMPREHENSIVE LOSS	$(917,470)	$(67,914)	$(2,347,920)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	283,800,019	265,190,416

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Period from Inception (July 10, 2009) to June 30, 2012
CASH FLOWS FOR CONTINUING OPERATIONS

OPERATING ACTIVITIES
Loss from continuing operations	$(917,470)	$(35,632)	$(1,293,184)
Adjustments for non-cash items:
Depreciation	669	3,650	15,556
Stock-based compensation	500,151	—	638,205
Accrued interest on advances from stockholders		—	24,188
Adjustments for changes in working capital:
Accounts receivable	27,613	999	(38,087)
Prepaid expenses	0	12,997	—
Accounts payable and accrued liabilities	68,571	15,127	55,737

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(457,608)	(2,859)	(597,585)

FINANCING ACTIVITIES
Advances from stockholders	31,644	74,717	163,547
Increase in Due on Mineral rights acquisition Proceeds on issuance of capital stock	336,781	—	583,945

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	$462,733	74,717	747,492

INVESTING ACTIVITIES
Acquisition of Mineral property interests	(141,519)	—	(43,500)
Acquisition of equipment	0	—	(6,745)

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(141,519)	—	(50,245)

NET (DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS	747	71,858	99,662

CASH FLOWS FOR DISCONTINUED OPERATIONS

OPERATING ACTIVITIES
Loss from discontinued operations	0	—	(441,486)
Adjustments for non-cash items:
Stock-based compensation	0	—	270,859
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	0	(2,035)	—
Liabilities from discontinued operations	(4,454)	(82,105)	—

NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	(84,140)	(170,627)

FINANCING ACTIVITIES
Issuance of common stock for cash	0	—	83,783

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	—	83,783

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	0	(84,140)	(86,844)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,061)	(2,885)	3,407

NET (DECREASE) INCREASE IN CASH	(28,768)	(15,167)	16,225

CASH, BEGINNING OF PERIOD	24,566	24,786	—

CASH, END OF PERIOD	$(4,201)	$9,619	$16,225

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to June 30, 2012

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

The Company has the rights to three mineral properties, the Carson Property in the Northwest Territories, Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree, Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.	Going Concern

The financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $917,470 for the period ended June 30, 2012, and a working capital deficit of $436,984 as of June 30, 2012. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Foreign Currency Translation

Management has determined that the functional currency of the Company is the Canadian dollar (“CAD”), and translates the CAD statements into US dollar statements in accordance with the provisions of ASC No. 830 Foreign Currency Matters. All assets and liabilities are translated into US dollars at the exchange rate at the balance sheet date. Share capital, stock to be issued, subscriptions receivable, and accumulated deficit are translated into US dollars at historical exchange rate. All revenues and expenses are translated into US dollars at the average exchange rate for the period. Adjustments resulting from the translation of the financial statements from its functional currency to US dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Some of the Company’s more significant estimates include those related to uncollectible receivables, stock-based compensation, equity instruments, and its intangible assets. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ equity, and consists of foreign currency translation adjustments. ASC 220 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair value measurements and Disclosures, and elects not to disclose its fair value information about financial assets and liabilities for which fair value was not readily available.

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

Stock-based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

There were no dilutive financial instruments for the six months ended June 30, 2012 and the period from inception (July 10, 2009) to June 30, 2012.

4.	Mineral Property Interests

Mineral property interest
Carson Property (a)	$199,960

Balance at December 31, 2010	199,960
Garrett Property (b)	178,793

Balance at December 31, 2011	378,753
Elijah Property (c)	152,758

Balance at December 31, 2011	$531,511

a)	Carson Property

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, annual lease payments are expensed as incurred. As of June 30, 2012, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Carson Property.

As of June 30, 2012, the Company paid $27,500 ($27,748 CAD) of the balance due on the Carson Property, and issued 1,000,000 shares of common stock to 2214098 Ontario Ltd.

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

As of June 30, 2012, the Company paid $6,000 ($6,054 CAD) of the balance due on the Garrett Property, and issued 2,000,000 shares of common stock to Firelake Resources Inc.

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of June 30, 2012, management determined that there were no events or changes in circumstances, which may have impaired the carrying value of the Garrett Property.

c)	Elijah Property

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp. (“Shining Tree”), under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

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

As of June 30, 2012, the Company paid $10,000 (CDN $10,090.30) of the balance due on the Elijah Property.

5.	Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

6.	Due On Mineral Rights Acquisition

	June 30, 2012	December 31, 2011
Due to 2214098 Ontario Ltd re Carson Lake Property	$71,164	78,664
Due to Firelake Resources Inc. re Eric & Huffman Property	43,265	43,265
Due to Shining Tree re Churchill & Asquith Property	40,000	—

	154,429	121,929
Less: current portion	75,069	(43,265)

Long-Term Debt	$79,320	78,664

The Company is required to make certain payments in respect of its 2010 acquisition of the Carson Property, its 2011 acquisition of the Garrett Property and its 2012 acquisition of the Elijah Property (note 4). These payments are due to 2214098 Ontario Ltd., Firelake Resources Inc., and Shining Tree, the corporations from which the properties were acquired.

The amounts due are unsecured, non-interest bearing, and are due as follows:

2012 (six months)	$75,069
2013	35,087
2014	10,025
2015	35,088

Total	$155,269

As of June 30, 2012, the Company is in arrears on its payments by $50,069. This amount has been included above in the installments due for 2012.

7.	Capital Stock

a)	Common Stock

During the three months ended June 30, 2012, the Company issued 826,315 shares of common stock pursuant to private placement transactions at prices of $0.095 per share and for total cash proceeds of $40,000 and stock subscription receivable of $38,500.

During the three months ended June 30, 2012, the Company issued 2,310,631 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $219,509.95.

b)	Stock To Be Issued

As of June 30, 2012, the Company has yet to issue the 1,000,000 shares to Shining Tree (note 4). During the six months ended June 30, 2012, the Company issued the 3,000,000 to 2214098 Ontario Ltd. and Firelake Resources Inc. (note 4).

As of June 30, 2012, the Company was obligated to issue 5,102,591 shares of common stock to directors and employees for services rendered. The Company has recorded stock-based compensation and stock to be issued of $484,746.15 in respect of these obligations.

c)	Subscriptions receivable

During the six months ended June 30, 2012, the Company has received payments of $10,000 related to subscriptions receivable, and recorded additional $38,500 subscriptions receivable for shares issued.

d)	Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	—	—	—

Granted	3,723,397	0.129	0.915
Cancelled	—	—	—
Exercised	—	—	—

Balance – December 31, 2011	3,723,397	0.129	0.915

Granted	2,370,593	0.126	0.819
Cancelled	—	—	—
Exercised	—	—	—

Balance – June 30, 2012	6,093,990	$0.128	0.707

On various dates between October 18, 2011 and June 30, 2012, the Company issued 6,093,990 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one (1) share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of one (1) year from the issue date.

e)	Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. During the six months ended June 30, 2012, the Company issued 2,310,631 shares of common stock and no other shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0.095 per share and resulted in compensation expense of $219,509.95 as a component of consulting fees on the statement of operations.

8.	Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the six months ended June 30, 2012, the Company issued 2,310,631 shares of common stock as compensation to directors and officers of the Company. As of June 30, 2012, an additional 5,102,591 shares of common stock are due to be issued. Stock-based compensation of $219,509.95 was recorded in relation to these shares.

9.	Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, advances from stockholders, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the Canadian dollar, thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US dollars. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

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

None.

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

As of June 30, 2012, we had cash overdraft of $4,201 and current liabilities of $447,502. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities. During the six months ended June 30, 2012, net cash used in operating activities was $457,608 compared with $2,859 used in operating activities for the six months ended June 30, 2011. The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of exploration, administrative, legal and audit fees. The cash flow used in operating activities in the six months ended June 30, 2011 was primarily the result of exploration expenses.

Net cash used in investing activities. During the six months ended June 30, 2012, net cash used in investing activities was $141,519 compared with $Nil used in investing activities for the six months ended June 30, 2011. The cash flow used investing activities in the six months ended June 30, 2012 was primarily the result of acquisition of mineral rights.

Net cash provided by financing activities. During the six months ended June 30, 2012, net cash provided by financing activities was $462,733 compared with $74,717 provided by financing activities for the six months ended June 30, 2011. The cash flow provided by financing activities in the six months ended June 30, 2012 was primarily derived from the issuance of our stock. The cash flow provided by financing activities in the six months ended June 30, 2011 was primarily derived from shareholder advances and issuance of stock for services.

Results of Operations

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

We did not earn any revenues during the six months ended June 30, 2012 and June 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees. Management fees increased to $356,427 for the six months ended June 30, 2012 from $Nil for the six months ended June 30, 2011. The increase in management fees was primarily attributable to increased business operations.

Consulting Fees. Consulting fees increased to $285,606 for the six months ended June 30, 2012 from $Nil for the six months ended June 30, 2011. The increase in consulting fees was primarily attributable to increased business operations.

Exploration Expenses. Exploration expenses increased to $108,508 for the six months ended June 30, 2012 from $12,812 for the six months ended June 30, 2011. The increase in exploration expenses was due to increased business operations.

General and Administrative Expenses. General and administrative expenses increased to $75,843 for the six months ended June 30, 2012 from $15,734 for the six months ended June 30, 2011. The increase in general and administrative expenses is primarily related to increased business operations.

Professional Fees. Professional fees increased to $79,436 for the six months ended June 30, 2012 from $28,016 for the six months ended June 30, 2011. The increase in professional fees was primarily due to increased business operations.

Interest Expense. Interest expense increased to $10,981 for the six months ended June 30, 2012 compared with $Nil for the six months ended June 30, 2011.

Net loss. For the six months ended June 30, 2012, we incurred a net loss of $917,470 as compared to a net loss of $63,796 for the six months ended June 30, 2011. The net loss was primarily a result of increased business operations and exploration work.

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

We have made significant changes in internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, we implemented financial reporting procedures and protocols combined with utilization and optimization of business information systems, with full management and oversight by a fully accredited professional accountancy and its professional staff for all financial reporting and records keeping. This process of strengthening our internal controls is ongoing and we intend to enhance our internal controls during the third quarter of 2012.

PART II—OTHER INFORMATION

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

During the quarterly period ended June 30, 2012, the Company issued shares of the Company’s common stock to certain accredited investors and officers and directors of the Company as provided in further detail below.

On May 3, 2012, the Company issued 336,842 shares of the Company’s common stock to a certain director of the Company in consideration for services rendered to the Company.

On May 3, 2012, the Company issued 58,000 shares of the Company’s common stock to a certain accredited investor in consideration for recruitment services rendered to the Company.

On May 3, 2012, the Company issued 636,842 shares of the Company’s common stock to a certain director of the Company in consideration for services rendered to the Company.

On May 3, 2012, the Company issued 636,842 shares of the Company’s common stock to a certain officer of the Company in consideration for services rendered to the Company.

On May 3, 2012, the Company issued 42,105 shares of the Company’s common stock to a certain accredited investor in consideration for services rendered to the Company.

On May 3, 2012, the Company issued 336, 842 shares of the Company’s common stock to a certain officer and director of the Company in consideration for services rendered to the Company.

On May 30, 2012, the Company issued 157,895 shares of the Company’s common stock to a certain accredited investor in consideration for $15,000.00.

On June 7, 2012, the Company issued 100,000 shares of the Company’s common stock to a certain accredited investor in consideration for $9,500.00.

On June 28, 2012, the Company issued 300,000 shares of the Company’s common stock to a certain accredited investor in consideration for $28,500.00.

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

INDEX TO EXHIBITS

Item 6. Exhibits.

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

Joshua Gold Resources Inc.

Dated: August 17, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director

Joshua Gold Resources Inc.

Dated: August 17, 2012	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)