Form 10-Q/A
period 2012-06-30
JOSHUA GOLD RESOURCES INC
filed 2012-09-26
CIK 1475430

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

Explanatory Note

Joshua Gold Resources Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 17, 2012 (the “Original Filing”), for the purpose of amending the following Items contained in the Original Filing: Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Exhibit 101 (Interactive Data Files).

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised. This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q/A

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

	June 30 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$—	$24,566
Accounts receivable	41,363	27,582
Notes receivable	14,720	14,750

Total Current Assets	56,083	66,898

Other Assets
Equipment	5,707	6,380
Mineral property interests	520,272	378,753

Total Other Assets	525,979	385,133

Total Assets	$582,062	$452,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank indebtedness	$4,201	$—
Accounts payable and accrued liabilities	157,106	46,456
Advances from stockholders	219,006	129,153
Dividends payable	37,682	38,400
Due on mineral rights acquisition – current portion	99,602	43,265

Total Current Liabilities	517,597	257,274

Long Term Liabilities
Due on mineral rights acquisition	53,971	78,664

Total Liabilities	571,568	335,938

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2011 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 286,236,186 shares issued and outstanding (December 31, 2011 – 278,579,678)	28,624	27,858
Additional paid-in capital	2,067,052	1,357,543
Stock to be issued	399,116	303,190
Subscriptions receivable	(63,500)	(103,247)
Accumulated other comprehensive (loss) income	(8,902)	25,175
Deficit accumulated during the exploration stage	(2,411,920)	(1,494,450)

Total Stockholders’ Equity	10,494	116,093

Total Liabilities and Stockholders’ Equity	$582,062	$452,031

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
OPERATING EXPENSES
Management fees	327,059	—
Consulting fees	198,390	—
Exploration	29,170	—
Professional fees	22,065	13,243
General and administrative	55,043	11,337
Interest	6,365
Depreciation	333	3,584

TOTAL OPERATING EXPENSES	638,425	28,164

LOSS FROM CONTINUING OPERATIONS	(638,425)	(28,164)
Loss from discontinued operations	—	—

NET LOSS	(638,425)	$(28,164)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	23,083	41

COMPREHENSIVE LOSS	$(615,342)	$(28,123)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	284,988,782	265,190,416

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	For the Period from Inception July 10, 2009 to June 30, 2012
OPERATING EXPENSES
Management fees	356,427	$—	$736,990
Consulting fees	285,606	—	648,225
Exploration	108,508	12,812	211,250
General and administrative	75,843	15,734	134,963
Professional fees	79,436	28,016	155,207
Interest	10,981	—	29,085
Depreciation	669	7,234	15,889

TOTAL OPERATING EXPENSES	917,470	63,796	1,931,609

LOSS FROM CONTINUING OPERATIONS	(917,470)	(63,796)	(1,931,609)
Loss from discontinued operations	—	—	(441,486)

NET LOSS	$(917,470)	$(35,632)	$(2,373,095)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(5,497)	(4,118)	(8,902)

COMPREHENSIVE LOSS	$(922,967)	$(67,914)	$(2,381,997)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	283,800,019	265,190,416

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from Inception (July 10, 2009) to June 30, 2012
CASH FLOWS FOR CONTINUING OPERATIONS

OPERATING ACTIVITIES
Loss from continuing operations	$(917,470)	$(63,796)	$(1,931,609)
Adjustments for non-cash items:
Depreciation	669	7,234	15,889
Stock-based compensation	473,151	—	1,091,844
Accrued interest on advances from stockholders	10,981	—	29,085
Adjustments for changes in working capital:
Accounts receivable	(14,023)	999	(41,363)
Prepaid expenses	—	12,997	—
Accounts payable and accrued liabilities	110,650	15,127	157,106

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(336,042)	(50,887)	(679,048)

FINANCING ACTIVITIES
Proceeds from bank overdraft	4,201	—	4,201
Advances from stockholders	91,794	129,282	219,006
Due on mineral rights acquisition	32,464	—	32,464
Proceeds on issuance of capital stock	236,199	—	782,015

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	364,658	129,282	1,037,686

INVESTING ACTIVITIES
Acquisition of mineral property interests	(49,945)	—	(283,195)
Deposit on mineral rights	—	(6,240)	—
Acquisition of equipment	—	—	(6,622)

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(49,945)	(6,240)	(289,817)

NET (DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS	(21,239)	72,155	68,821

CASH FLOWS FOR DISCONTINUED OPERATIONS

OPERATING ACTIVITIES
Loss from discontinued operations	—	(97,632)	(441,486)
Adjustments for non-cash items:
Stock-based compensation	—	—	270,859
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	—	(4,679)	—
Liabilities from discontinued operations	—	(80,832)	—

NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	(85,511)	(170,627)

FINANCING ACTIVITIES
Issuance of common stock for cash	—	—	83,783

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	83,783

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	—	(85,511)	(86,844)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,237)	(8,002)	(6,543)

NET (DECREASE) INCREASE IN CASH	(24,566)	(21,358)	(24,566)
CASH, BEGINNING OF PERIOD	24,566	24,786	24,566

CASH, END OF PERIOD	$—	$3,428	$—

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to June 30, 2012

(Unaudited)

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

2.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

3.	Going Concern

The financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $917,470 for the period ended June 30, 2012, and a working capital deficit of $461,514 as of June 30, 2012. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

4.	Mineral Property Interests

		Mineral Property Interest
Carson Property (a)		$200,000

Balance at December 31, 2010	CAD	200,000
Garrett Property (b)		185,186

Balance at December 31, 2011	CAD	385,186
Elijah Property (c)		145,000

Balance at June 30, 2012	CAD	$530,186
Foreign currency translation		(9,914)

Balance at June 30, 2012	USD	$520,272

a)	Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement with 2214098 Ontario Ltd. pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company is required to pay:

1.	Cash consideration of $98,130 ($100,000 CAD) to be paid according to an installment schedule between April 30, 2011 and September 30, 2015;

2.	Equity consideration of 1,000,000 shares of common stock to be issued on or before March 30, 2011; and

3.	Royalty of 3% of all net smelter returns upon commencement of commercial production of the property.

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

As of June 30, 2012, the Company paid $27,500 of the balance due on the Carson Property, and issued 1,000,000 shares of common stock to 2214098 Ontario Ltd.

b)	Garrett Property

On June 25, 2011 the Company entered into a mineral property acquisition agreement with Firelake Resources Inc. whereby it acquired certain mineral interests in the Garrett Property. Consideration for the mineral interests is as follows:

1.	Cash consideration of $49,065 ($50,000 CAD) to be paid in two equal installments of $24,533 ($25,000 CAD) on January 31, 2012 and January 31, 2013.

2.	Equity consideration of 2,000,000 shares of common stock to be issued on or before January 31, 2012

3.	Royalty of 2% of all net smelter returns upon commencement of commercial production at the property.

As of June 30, 2012, the Company paid $5,888 ($6,000 CAD) of the balance due on the Garrett Property, and issued 2,000,000 shares of common stock to Firelake Resources Inc.

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

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp. (“Shining Tree”), under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

1.	Pay cash consideration of $49,065 ($50,000 CAD) according to an installment schedule between February and July 2012;

2.	Issue 1,000,000 shares of common stock to Shining Tree; and

3.

Complete exploration expenditures having a value of $196,260 ($200,000 CAD) on the conveyed property before February 10, 2014. Upon completion of payment for the conveyed property in the aggregate amount of $49,065 ($50,000 CAD) and of exploration expenditures on the conveyed property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree common stock, on or before July 30, 2012

As of June 30, 2012, the Company paid $10,000 ($10,090.30 CAD) of the balance due on the Elijah Property.

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

6.	Due On Mineral Rights Acquisitions

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Due to 2214098 Ontario Ltd re Carson Lake Property	$71,145	78,664
Due to Firelake Resources Inc. re Eric & Huffman Property	43,177	43,265
Due to Shining Tree re Churchill & Asquith Property	39,252	—

	153,573	121,929
Less: current portion	99,602	(43,265)

Long-Term Debt	$53,971	78,664

The Company is required to make certain payments in respect of its 2010 acquisition of the Carson Property, its 2011 acquisition of the Garrett Property and its 2012 acquisition of the Elijah Property (note 4). These payments are due to 2214098 Ontario Ltd., Firelake Resources Inc., and Shining Tree, the corporations from which the properties were acquired.

The amounts due are unsecured, non-interest bearing, and are due as follows:

2012 (six months)	$75,069
2013	34,346
2014	9,812
2015	34,346

Total	$153,573

As of June 30, 2012, the Company is in arrears on its payments by $55,443. This amount has been included above in the installments due for 2012.

7.	Capital Stock

a)	Common Stock

During the six months ended June 30, 2012, the Company issued 2,187,982 shares of common stock pursuant to private placement transactions at prices of $0.075 to $0.095 per share and for total cash proceeds of $132,000 and stock subscription receivable of $63,500.

During the six months ended June 30, 2012, the Company issued 2,468,526 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $177,510. Of these issuances, 600,000 shares of common stock were recorded as shares to be issued as of December 31, 2011 for $45,104.

During the six months ended June 30, 2012, the Company issued 3,000,000 shares of common stock to 2214098 Ontario Ltd. and Firelake Resources Inc. (note 4) in relation to previous mineral rights acquisitions. As of December 31, 2011, these shares were recorded within shares to be issued for $250,576.

b)	Stock To Be Issued

As of June 30, 2012, the Company has yet to issue 1,000,000 shares of common stock to Shining Tree (note 4), in relation to a mineral rights acquisition.

As of June 30, 2012, the Company has yet to issue 3,222,275 shares of common stock to directors and consultants for services rendered. The Company has recorded stock-based compensation and stock to be issued of $295,641 in respect of these obligations.

c)	Subscriptions Receivable

During the six months ended June 30, 2012, the Company has received payments of $103,247 related to subscriptions receivable, and recorded additional $63,500 subscriptions receivable for shares issued.

d)	Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	—	—	—

Granted	3,723,397	0.129	0.416
Cancelled	—	—	—
Exercised	—	—	—

Balance – December 31, 2011	3,723,397	0.129	0.416

Granted	2,187,982	0.135	0.707
Cancelled	—	—	—
Exercised	—	—	—

Balance – June 30, 2012	5,911,379	$0.131	0.524

On various dates between October 18, 2011 and June 30, 2012, the Company issued 5,911,379 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase 1 share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of 1 year from the issue date.

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

During the six months ended June 30, 2012, the Company issued 2,468,526 shares of common stock and a further 3,112,012 shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0.095 per share and resulted in compensation expense of $473,151. These fees were recorded as a component of consulting fees in the amount of $201,510 and management fees in the amount of $271,641on the statement of operations.

8.	Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the six months ended June 30, 2012, the Company issued 1,989,473 shares of common stock as compensation to directors and officers of the Company. As of June 30, 2012, an additional 3,112,012 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $427,641 was recorded in relation to these shares.

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

On July 1, 2012, the Company issued 384,210 shares of common stock at a price of $0.095 in a private placement for proceeds of $36,500.

On July 17, 2012, the Company issued 2,959,381 shares of common stock to a director and a consultant for services rendered. These shares are included within the shares to be issued discussed in note 7 (b).

On July 17, 2012, the Company issued 1,759,000 shares of common stock to a director and a consultant for services to be rendered.

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

As of June 30, 2012, we had cash on hand of $0 and current liabilities of $517,597. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities. During the six months ended June 30, 2012, net cash used in operating activities was $336,042 compared with $50,887 used in operating activities for the six months ended June 30, 2011. The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of exploration, administrative, legal and audit fees. The cash flow used in operating activities in the six months ended June 30, 2011 was primarily the result of exploration expenses.

Net cash used in investing activities. During the six months ended June 30, 2012, net cash used in investing activities was $49,945 compared with $6,240 used in investing activities for the six months ended June 30, 2011. The cash flow used in investing activities in the six months ended June 30, 2012 was primarily the result of acquisition of mineral rights.

Net cash provided by financing activities. During the six months ended June 30, 2012, net cash provided by financing activities was $364,658 compared with $129,282 provided by financing activities for the six months ended June 30, 2011. The cash flow provided by financing activities in the six months ended June 30, 2012 was primarily derived from the issuance of our stock. The cash flow provided by financing activities in the six months ended June 30, 2011 was primarily derived from shareholder advances and issuance of stock for services.

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

We did not earn any revenues during the three months ended June 30, 2012 and June 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees. Management fees increased to $327,059 for the three months ended June 30, 2012 from $Nil for the three months ended June 30, 2011. The increase in management fees was primarily attributable to stock-based compensation expense recorded for the issuance of the final tranche of the CEO’s signing bonus.

Consulting Fees. Consulting fees increased to $198,390 for the three months ended June 30, 2012 from $Nil for the three months ended June 30, 2011. The increase in consulting fees was primarily attributable to stock-based compensation expense recorded for the issuance of shares to consultants, directors, and officers.

Exploration Expenses. Exploration expenses increased to $29,170 for the three months ended June 30, 2012 from $Nil for the three months ended June 30, 2011. The increase in exploration expenses was due to the Company having performed exploration work, whereas none had been performed in the comparative quarter.

General and Administrative Expenses. General and administrative expenses increased to $55,043 for the three months ended June 30, 2012 from $11,337 for the three months ended June 30, 2011. The increase in general and administrative expenses is primarily related to increase in scope of operations and business activities.

Professional Fees. Professional fees increased to $22,065 for the three months ended June 30, 2012 from $13,243 for the three months ended June 30, 2011. The increase in professional fees was primarily due to increased business activity.

Interest Expense. Interest expense increased to $6,365 for the three months ended June 30, 2012 compared with $Nil for the three months ended June 30, 2011. The increase in interest expense was primarily due to increased debt in the company as a result of operations.

Depreciation. Depreciation expenses decreased to $333 for the three months ended June 30, 2012 from $3,584 for the three months ended June 30, 2011. The decrease in depreciation expenses was primarily due to previous depreciation applied to assets.

Net loss. For the three months ended June 30, 2012, we incurred a net loss of $638,425 as compared to a net loss of $28,164 for the three months ended June 30, 2011. The increase in net loss was primarily a result of the timing of share issuances for stock-based compensation expenses and an increase in operational activity.

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

Management Fees. Management fees increased to $356,427 for the six months ended June 30, 2012 from $Nil for the six months ended June 30, 2011. The increase in management fees was primarily attributable to stock-based compensation expense recorded for the issuance of the final tranche of the CEO’s signing bonus.

Consulting Fees. Consulting fees increased to $285,606 for the six months ended June 30, 2012 from $Nil for the six months ended June 30, 2011. The increase in consulting fees was primarily attributable to stock-based compensation expense recorded for the issuance of shares to consultants, directors, and officers.

Exploration Expenses. Exploration expenses increased to $108,508 for the six months ended June 30, 2012 from $12,812 for the six months ended June 30, 2011. The increase in exploration expenses was due to the Company having performed exploration work, whereas none had been performed in the comparative quarter.

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

Interest Expense. Interest expense increased to $10,981 for the six months ended June 30, 2012 compared with $Nil for the six months ended June 30, 2011. The increase in interest expenses was primarily due to increased borrowing and use of debt to finance the company.

Depreciation. Depreciation expenses decreased to $669 for the six months ended June 30, 2012 from $7,234 for the six months ended June 30, 2011. The decrease in depreciation expenses was primarily due to previous depreciation applied to assets.

Net loss. For the six months ended June 30, 2012, we incurred a net loss of $917,470 as compared to a net loss of $35,632 for the six months ended June 30, 2011. The increase in net loss was primarily a result of the timing of share issuances for stock-based compensation expenses and increased business operations and exploration work.

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

We have made significant changes in internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, we implemented financial reporting procedures and protocols combined with utilization and optimization of business information systems, with full management and oversight by a fully accredited professional accountancy and its professional staff for all financial reporting and records keeping. This process of strengthening our internal controls is ongoing and we intend to further enhance our internal controls during the third quarter of 2012.

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

On May 3, 2012, the Company issued 58,000 shares of the Company’s common stock to a certain accredited investor in consideration for recruitment services tendered to the Company.

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

On May 3, 2012, the Company issued 336,842 shares of the Company’s common stock to a certain officer and director of the Company in consideration for services rendered to the Company.

On May 30, 2012, the Company issued 157,895 shares of the Company’s common stock to a certain accredited investor in consideration for $15,000.00.

On June 7, 2012, the Company issued 100,000 shares of the Company’s common stock to a certain accredited investor in consideration for $9,500.00.

On June 28, 2012, the Company issued 300,000 shares of the Company common stock to certain accredited investors in consideration for $28,500.00.

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

Joshua Gold Resources Inc.

Dated: September 26, 2012	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director

Joshua Gold Resources Inc.

Dated: September 26, 2012	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)