Form 10-Q
period 2012-09-30
JOSHUA GOLD RESOURCES INC
filed 2012-11-15
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2368 Lakeshore Rd. W, Suite 300, Oakville, Ontario L6L 1H5 Canada

(Address of principal executive offices)

(877) 354-9991

(Registrant’s telephone number, including area code)

99 Bronte Road, Suite 121, Oakville, ON L6L 3B7 Canada

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 8, 2012, there were 219,945,089 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

ASSETS

Current Assets
Cash	$ 31,813	$ 24,566
Accounts receivable	15,806	27,582
Notes receivable	15,000	14,750
Total Current Assets	62,619	66,898
Other Assets
Equipment	5,479	6,380
Mineral property interests	530,186	378,753
Total Other Assets	535,665	385,133
Total Assets	$ 598,284	$ 452,031

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Bank indebtedness	$ -	$ -
Accounts payable and accrued liabilities	197,938	46,456
Advances from stockholders	238,695	129,153
Dividends payable	38,400	38,400
Due on mineral rights acquisition – current portion	111,500	43,265
Total Current Liabilities	586,533	257,274
Long Term Liabilities
Due on mineral rights acquisition	45,000	78,664
Total Liabilities	631,533	335,938
Stockholders' (Deficit) Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2011 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 291,954,300 shares issued and outstanding (December 31, 2011 – 278,579,678)	29,195	27,858
Additional paid-in capital	2,619,702	1,357,543
Stock to be issued and redeemed	135,085	303,190
Subscriptions receivable	(25,000)	(103,247)
Accumulated other comprehensive income	(3,647)	25,175
Deficit accumulated during the exploration stage	(2,788,608)	(1,494,450)
Total Stockholders' (Deficit) Equity	(33,249)	116,093
Total Liabilities and Stockholders' (Deficit) Equity	$ 598,284	$ 452,031

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
OPERATING EXPENSES
Management fees	$ 23,550	$ -
Consulting fees	283,021	-
Exploration	1,009	-
Professional fees	53,201	13,243
General and administrative	13,446	11,337
Interest	7,066
Depreciation	336	3,584
TOTAL OPERATING EXPENSES	381,629	28,164
LOSS FROM CONTINUING OPERATIONS		(28,164)
Loss from discontinued operations	(381,629)	-
NET LOSS	(381,629)	$ (28,164)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	0	41
COMPREHENSIVE LOSS	$ (381,629)	$ (28,123)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	291,584,126	265,190,416

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For the Period from Inception July 10, 2009 to September 30, 2012
OPERATING EXPENSES
Management fees	$ 374,291	$ -	$ 754,854
Consulting fees	567,851	-	930,470
Exploration	110,115	13,299	212,857
General and administrative	135,026	64,542	194,142
Professional fees	87,759	35,130	163,530
Interest	18,107	-	36,211
Depreciation	1,009	11,336	16,229
TOTAL OPERATING EXPENSES	1,294,158	124,337	2,308,293
LOSS FROM CONTINUING OPERATIONS	(1,294,158)	(124,337)	(2,308,293)
Loss from discontinued operations		-	(441,486)
NET LOSS	$ (1,294,158)	$ (124,337)	$ (2,749,779)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	0	(1,271)	(3,647)
COMPREHENSIVE LOSS	$ (1,294,158)	$ (123,602)	$ (2,749,563)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	286,394,722	265,348,487

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from Inception (July 10, 2009) to September 30, 2012
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (1,294,158)	(124,337)	$ (2,308,297)
Adjustments for non-cash items:
Depreciation	1,009	11,366	16,229
Stock-based compensation	735,841	-	1,354,534
Accrued interest on advances from stockholders	18,107	14,590	18,107
Adjustments for changes in working capital:
Accounts receivable	12,046	999	(15,806)
Prepaid expenses	-	12,997	-
Accounts payable and accrued liabilities	125,482	(2,906)	171,938
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(401,673)	(87,291)	(763,295)
FINANCING ACTIVITIES
Note receivable	-	-	(15,000)
Advances from stockholders	102,700	64,326	238,695
Due on mineral rights acquisition	(32,500)	-	156,500
Dividends	-	-	(38,825)
Proceeds on issuance of capital stock	336,000	87,250	881,816
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	406,200	151,576	1,223,186
INVESTING ACTIVITIES
Acquisition of mineral property interests	-	-	(292,180)
Deposit on mineral rights	-	(9,063)	-
Acquisition of equipment	-	-	(6,615)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	-	(9,063)	(298,795)
NET (DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS	4,527	55,222	161,096
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on long term loan for discontinued operations	-	-	1,213
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	-	(5,248)	-
Liabilities from discontinued operations	-	(56,876)	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(51,628)	(164,960)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	-
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(51,628)	(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,720	(4,725)	35,677
NET INCREASE (DECREASE) IN CASH	7,247	(1,131)	31,813
CASH, BEGINNING OF PERIOD	24,566	24,786	-
CASH, END OF PERIOD	$ 31,813	$ 23,655	$ 31,813
SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	-	-	-
Income Taxes Paid	-	-	-
Stock issued for purchase of a mineral property	95,000	-	-
Purchase of common stock for accounts payable	(26,000)	-	(26,000)

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to September 30, 2012

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

2.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

3.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $1,294,158 for the nine month period ended September 30, 2012, and a working capital deficit of $523,914 as of September 30, 2012. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to raise adequate financing and generate net profit.

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

4.

Mineral Property Interests

Mineral Property Interest
Carson Property (a)	$ 200,000
Balance at December 31, 2010	200,000
Garrett Property (b)	185,186
Balance at December 31, 2011	385,186
Elijah Property (c)	145,000
Balance at September30, 2012	$ 530,186

a)

Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement with 2214098 Ontario Ltd. pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company is required to pay:

1.

Cash consideration of $100,000 ($100,000 CAD) to be paid according to an installment schedule between April 30, 2011 and September 30, 2015;

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, annual lease payments are expensed as incurred. As of September30, 2012, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Carson Property.

As of September 30, 2012, the Company paid $27,500 of the balance due on the Carson Property, and issued 1,000,000 shares of common stock to 2214098 Ontario Ltd.

b)

Garrett Property

On June 25, 2011 the Company entered into a mineral property acquisition agreement with Firelake Resources Inc. whereby it acquired certain mineral interests in the Garrett Property. Consideration for the mineral interests is as follows:

1.

Cash consideration of $50,000 ($50,000 CAD) to be paid in two equal installments of $25,000 ($25,000 CAD) on January 31, 2012 and January 31, 2013.

2.

Equity consideration of 2,000,000 shares of common stock to be issued on or before January 31, 2012

3.

Royalty of 2% of all net smelter returns upon commencement of commercial production at the property.

As of September 30, 2012, the Company paid $6,000 ($6,000 CAD) of the balance due on the Garrett Property, and issued 2,000,000 shares of common stock to Firelake Resources Inc.

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

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of September 30, 2012, management determined that there were no events or changes in circumstances, which may have impaired the carrying value of the Garrett Property.

c)

Elijah Property

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp. (“Shining Tree”), under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

1.

Pay cash consideration of $50,000 ($50,000 CAD) according to an installment schedule between February and July 2012;

2.

Issue 1,000,000 shares of common stock to Shining Tree; and

3.

Complete exploration expenditures having a value of $200,000 ($200,000 CAD) on the conveyed property before February 10, 2014.  Upon completion of payment for the conveyed property in the aggregate amount of $50,000 ($50,000 CAD) and of exploration expenditures on the conveyed property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree common stock, on or before July 30, 2012

As of September 30, 2012, the Company paid $10,000 ($10,000 CAD) of the balance due on the Elijah Property.

The Elijah Property consists of four unpatented mining claims (38 units- approximately 1,520 acres) in Asquith and Churchill Townships, Larder Lake Mining District, Ontario, Canada. The property lies approximately 3km northeast of the hamlet of Shining Tree.

5.

Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

6.

Due On Mineral Rights Acquisitions

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Due to 2214098 Ontario Ltd re Carson Lake Property	72,500	78,664
Due to Firelake Resources Inc. re Eric & Huffman Property	44,000	43,265
Due to Shining Tree re Churchill & Asquith Property	40,000	-
	156,500	121,929
Less: current portion	111,500	(43,265)
Long-Term Debt	45,000	78,664

The Company is required to make certain payments in respect of its 2010 acquisition of the Carson Property, its 2011 acquisition of the Garrett Property and its 2012 acquisition of the Elijah Property (note 4). These payments are due to 2214098 Ontario Ltd., Firelake Resources Inc., and Shining Tree, the corporations from which the properties were acquired.

The amounts due are unsecured, non-interest bearing, and are due as follows:

2012 (three months)	$ 76,500
2013	35,000
2014	10,000
2015	35,000
Total	$ 156,500

As of September 30, 2012, the Company is in arrears on its payments by $76,500. This amount has been included above in the installments due for 2012.

       7.    Capital Stock

a)

Common Stock

During the nine months ended September 30, 2012, the Company issued 2,803,508 shares of common stock pursuant to private placement transactions at prices of $0.075 to $0.10 per share and for total cash proceeds of $230,500 and stock subscription receivable of $25,000.

During the nine months ended September 30, 2012, the Company issued 7,571,117 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $735,841.  Of these issuances, 600,000 shares of common stock were recorded as shares to be issued as of December 31, 2011 for $45,104.

During the nine months ended September 30, 2012, the Company issued 3,000,000 shares of common stock to 2214098 Ontario Ltd. and Firelake Resources Inc. (note 4) in relation to previous mineral rights acquisitions. As of December 31, 2011, these shares were recorded within shares to be issued for $250,576.

Included with the private placement transactions referred to above, the Company issued 400,000 flow-through units (“FT Units”) at $0.10 per FT Unit for total cash proceeds of $40,000. Each FT Unit consists of one flow-through common share (“FT Share”), and one-half of one non-flow-through share purchase warrant. Each Unit consists of one common share and one-half of one non-flow through share (“NFT Share”) purchase warrant (the “Warrants”). Each whole Warrant is exercisable into one common share at the price of $0.15 per share for one year from the issue date.

A flow-through share premium obligation of $nil was recognized which represents the difference between the FT unit price of $0.50 and NFT price of $0.50 on the announcement date.

b)

Stock To Be Issued and Redeemed

As of September 30, 2012, the Company has yet to issue 1,000,000 shares of common stock to Shining Tree (note 4), in relation to a mineral rights acquisition, which were recorded at a value of $95,000.

As of September 30, 2012, the Company has yet to issue 695,631 shares of common stock to directors and consultants for services rendered. The Company has recorded stock to be issued of $66,085 in respect of these obligations.

As of September 30, 2012 the Company has yet to repurchase 33,800,000 shares of common stock which it agreed for $26,000.

c)

Subscriptions Receivable

During the nine months ended September30, 2012, the Company has received payments of $103,247 related to subscriptions receivable, and recorded additional $25,000 subscriptions receivable for shares issued.

d)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.129	0.164
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	3,723,397	0.129	0.164

Granted	2,793,245	0.106	0.135
Cancelled	-	-	-
Exercised	-	-	-
Balance – September 30, 2012	6,516,642	$ 0.119	0.246

On various dates between October 18, 2011 and September 30, 2012, the Company issued 6,516,642 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase 1 share of common stock of the Company at exercise prices ranging from $0.10 to $0.20 per share for a term of 1 year from the issue date.

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

During the nine months ended September 30, 2012, the Company issued 7,571,117 shares of common stock and a further 695,631 shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0.095 per share and resulted in compensation expense of $735,841.  These fees were recorded as a component of consulting fees in the amount of $424,700 and management fees in the amount of $311,141 on the statement of operations.

8.    Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the nine months ended September 30, 2012, the Company issued 7,571,117 shares of common stock as compensation to directors and officers of the Company. As of September 30, 2012, an additional 695,630 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $66,085 was recorded in relation to these shares, and is presented within consulting fees on the statement of operations.

On September 25, 2012, the Company issued 400,000 flow-through shares of common stock at a price of $0.10 per share to an officer of the Company for proceeds of $40,000 cash.

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

10.  Subsequent Events

On October 4, 2012 the Company entered into an agreement to acquire mineral property in British Columbia known as the Kenty Property. Under the terms of the agreement, the Company will acquire a 100% interest in the property for a total purchase price of $1,500,000 in cash and 1,700,000 shares of common stock. The cash and stock will be paid and issued on various dates between the closing date of the agreement and April 4, 2015.

On October 11, 2012 the Company issued 315,789 shares of common stock in private placements totalling $30,000.

On October 15, 2012 the Company redeemed 35,325,000 shares of common stock at no cost.

On November 6, 2012 the Company redeemed 33,800,000 shares of common stock at a total cost of $26,000, as described in note 7c.

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

Eric and Huffman Property

Additionally, on June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property”) in consideration for the sum of Fifty Thousand and No/100 Dollars (CDN $50,000) and Two Million (2,000,000) shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN $25,000 on or before January 31, 2012; CDN $25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Eric and Huffman Property, the Company will pay to Fire Lake a royalty equal to two percent (2%) of all net smelter returns on minerals from the Property.    CDN $50,000 is approximately USD $50,000 and CDN $25,000 is approximately USD $25,000.

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

1)

USD $50,000 ($50,000 CDN) according to the following schedule:

(a)

USD $10,000 ($10,000 CDN) upon execution of the Agreement;

(b)

USD $15,000 ($15,000 CDN) due on March 30, 2012;

(c)

USD $15,000 ($15,000 CDN) due on June 30, 2012; and

(d)

USD $10,000 ($10,000 CDN) due on July 30, 2012.

2)

subject to the approval of the Board of Directors of the Company, One Million (1,000,000) common shares of Company on or before March 30, 2012; and

3)

complete USD $200,000 ($200,000 CDN) of Expenditures (as defined in the Original and Amended Agreement) on the Conveyed Property on or before February 10, 2014. Upon completion of payment for the Conveyed Property in the aggregate amount of USD $50,000 ($50,000 CDN) of Expenditures on the Conveyed Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

Kenty Gold Property

On October 4, 2012, the Company entered into and closed a mineral property acquisition agreement (the “McClay Agreement”) with Brian McClay, a British Columbia, Canada resident (“McClay”), pursuant to which McClay agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on the Kenty Gold Property located in the Townships of Swayze and Dore, Ontario, Canada (the “McClay Conveyed Property”).

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)

Closing Date.  CDN$50,000 (USD$50,000) within three (3) business days following the closing date.

(b)

February 4, 2013.

(i)

CDN$100,000 (USD$100,000) on or before February 4, 2013; and

(ii)

200,000 common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

CDN$150,000 (USD$150,000) on or before April 4, 2013; and

(ii)

200,000 common shares of Company on or before April 4, 2013.

(d)

October 4, 2013.

(i)

CDN$300,000 (USD$300,000) on or before October 4, 2013; and

(ii)

250,000 common shares of Company on or before October 4, 2013.

(e)

April 4, 2014.

(i)

CDN$300,000 (USD$300,000) on or before April 4, 2014; and

(ii)

250,000 common shares of Company on or before April 4, 2014.

(f)

October 4, 2014.

(i)

CDN$300,000 (USD$300,000) on or before October 4, 2014; and

(ii)

250,000 common shares of Company on or before October 4, 2014.

(g)

April 4, 2015.

(i)

CDN$300,000 (USD$300,000) on or before April 4, 2015; and

(ii)

550,000 common shares of Company on or before April 4, 2015.

(h)

Reserve.  Upon completion of a NI 43-101 compliant Indicated Reserve of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN$1,000,000 (USD$1,022,548) to McClay.

(i)

Production.

(i)

Upon production of 1,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$1,000,000 (USD$1,000,000) to McClay.

(ii)

Upon production of 3,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 (USD$2,000,000) to McClay.

(iii)

Upon production of 5,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 (USD$2,000,000) to McClay.

(j)

Early Buyout Option.  Company shall have the option of early buyout within one year of execution for a cash payment of CDN$750,000 (USD$750,000) and 750,000 common shares of Company.

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000 (USD $1,500,000).

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of September 30, 2012, we had cash on hand of $31,813 and current liabilities of $586,533.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the nine months ended September 30, 2012, net cash used in operating activities was $401,673 compared with $87,291 used in operating activities for the nine months ended September 30, 2011.  The cash flow used in operating activities in the nine months ended September 30, 2012 was primarily the result of exploration, administrative, legal and audit fees. The cash flow used in operating activities in the nine months ended September 30, 2011 was primarily the result of exploration expenses.

Net cash used in investing activities. During the nine months ended September 30, 2012, net cash used in investing activities was $Nil compared with $9,063 used in investing activities for the nine months ended September 30, 2011. The cash flow used in investing activities in the nine months ended September 30, 2011 was primarily the result of exploration expenses.

Net cash provided by financing activities. During the nine months ended September 30, 2012, net cash provided by financing activities was $406,200 compared with $151,176 provided by financing activities for the nine months ended September 30, 2011.  The cash flow provided by financing activities in the nine months ended September30, 2012 was primarily derived from the issuance of our stock. The cash flow provided by financing activities in the nine months ended September 30, 2011 was primarily derived from shareholder advances and issuance of stock for services.

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

We did not earn any revenues during the three months ended September30, 2012 and September 30, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $23,550 for the three months ended September 30, 2012 from $Nil for the three months ended September 30, 2011. The increase in management fees was primarily attributable to increased business operations.

Consulting Fees.  Consulting fees increased to $283,021 for the three months ended September 30, 2012 from $Nil for the three months ended September 30, 2011. The increase in consulting fees was primarily attributable to increased business operations.

Exploration Expenses.  Exploration expenses increased to $1,009 for the three months ended September 30, 2012 from $Nil for the three months ended September 30, 2011.  The increase in exploration expenses was due to increased business operations.

General and Administrative Expenses.  General and administrative expenses increased to $13,446 for the three months ended September 30, 2012 from $11,337 for the three months ended September 30, 2011. The increase in general and administrative expenses is primarily related to increased business operations.

Professional Fees.  Professional fees increased to $53.201 for the three months ended September 30, 2012 from $13,243 for the three months ended September 30, 2011. The increase in professional fees was primarily due to increased business operations.

Interest Expense.  Interest expense increased to $7,066 for the three months ended September 30, 2012 compared with $Nil for the three months ended September 30, 2011. The increase in interest expense was primarily due to an increase in shareholder advances.

Depreciation.  Depreciation expenses decreased to $336 for the three months ended September 30, 2012 from $3,584 for the three months ended September 30, 2011. The decrease in depreciation expenses was primarily due to the Company’s policy not to amortize its mineral properties.

Net loss.  For the three months ended September 30, 2012, we incurred a net loss of $381,629 as compared to a net loss of $28,164 for the three months ended September 30, 2011.  The increase in net loss was primarily a result of increased business operations.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

We did not earn any revenues during the nine months ended September 30, 2012 and September 30, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $374,291 for the nine months ended September 30, 2012 from $Nil for the nine months ended September 30, 2011. The increase in management fees was primarily attributable to increased business operations.

Consulting Fees.  Consulting fees increased to $567,851 for the nine months ended September 30, 2012 from $Nil for the nine months ended September 30, 2011. The increase in consulting fees was primarily attributable to increased business operations.

Exploration Expenses.  Exploration expenses increased to $110,115 for the nine months ended September 30, 2012 from $13,299 for the nine months ended September 30, 2011.  The increase in exploration expenses was due to increased business operations.

General and Administrative Expenses.  General and administrative expenses increased to $135,026 for the nine months ended September 30, 2012 from $64,542 for the nine months ended September 30, 2011. The increase in general and administrative expenses is primarily related to increased business operations.

Professional Fees.  Professional fees increased to $87,759 for the nine months ended September 30, 2012 from $35,130 for the nine months ended September 30, 2011. The increase in professional fees was primarily due to increased business operations.

Interest Expense.  Interest expense increased to $18,107 for the nine months ended September 30, 2012 compared with $Nil for the nine months ended September 30, 2011. The increase in interest expenses was primarily due to an increase in shareholder loans.

Depreciation.  Depreciation expenses decreased to $1,009 for the nine months ended September 30, 2012 from $11,336 for the nine months ended September 30, 2011. The decrease in depreciation expenses was primarily due to the Company’s policy not to amortize its mineral properties.

Net loss.  For the nine months ended September 30, 2012, we incurred a net loss of $1,294,158 as compared to a net loss of $124,337 for the nine months ended September 30, 2011.  The increase in net loss was primarily a result of increased business operations and exploration work.

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

We have made significant changes in internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, we implemented financial reporting procedures and protocols combined with utilization and optimization of business information systems, with full management and oversight by a fully accredited professional accountancy and its professional staff for all financial reporting and records keeping. This process of strengthening our internal controls is ongoing and we intend to further enhance our internal controls during the fourth quarter of 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2012, the Company issued shares of the Company’s common stock to certain accredited investors and an officer/director of the Company as provided in further detail below.

On August 31, 2012, the Company issued 100,000 shares of the Company’s common stock to a certain accredited investor of the Company in consideration for CAD$10,000*.

On September 17, 2012, the Company issued 105,263 shares of the Company’s common stock to a certain accredited investor in consideration for CAD$10,000*.

On September 25, 2012, the Company issued 400,000 shares of the Company’s common stock to a certain officer/director of the Company in consideration for CAD$40,000**.

The transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

*CAD$10,000 is approximately USD$10,220 at the time of filing of this 10-Q

**CAD$40,000 is approximately USD$40,879 at the time of filing of this 10-Q

(b)

Use of Proceeds.

Not Applicable.

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period Covered	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2012	0	$0.00	—	—
August 1-31, 2012	33,800,000	0.000769	—	—
September 1-30, 2012	0	0.00	—	—
Total	33,800,000	0.000769	—	—

(1)

In August of 2012, the Company, pursuant to certain private negotiations, agreed to purchase an aggregate of 33,800,000 shares of the Company’s common stock from certain shareholders of the Company for a total purchase price of $26,000. Following consummation of the foregoing, all of the purchased shares were subsequently cancelled by the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	Mineral Property Acquisition Agreement, by and between Company and 2214098 Ontario Ltd., entered into on December 23, 2010

*10.2	Mineral Property Acquisition Agreement, by and between Company and Fire Lake Resources Inc., entered into on June 25, 2011

*10.3 *10.4

Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012

Mineral Property Acquisition Agreement, by and between Company and Brian McClay, entered into October 4, 2012.

*10.5	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.6	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.7	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.8	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
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

Joshua Gold Resources Inc.

Dated: November 15 , 2012	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 15 , 2012	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)