Form 10-K
period 2012-12-31
JOSHUA GOLD RESOURCES INC
filed 2013-04-15
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

2368 Lakeshore Rd. W, Suite 300, Oakville, Ontario, Canada L6L 1H5

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

Yes    ☐   No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was $27,677,183.82 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 3, 2013, the registrant had 79,015,563 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

JOSHUA GOLD RESOURCES INC.

2012 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

(b)

Significant Business Transactions Overview.

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement, as amended and restated on February 13, 2012, with Shining Tree Resources Corp., to acquire an undivided fifty percent (50%) interest in and to certain mineral interests found on the Elijah Property (now known as the “Lucas Property”) for a total purchase price of $50,270 cash (to be paid over time), 1,000,000 common shares of the Company (subject to Board approval), and the promise to complete $201,097 of Expenditures (as defined in the original and amended agreement) over a certain time period. Upon payment of $50,000 of Expenditures, Shining Tree Resources Corp. will issue 1,000,000 common shares to the Company by July 30, 2012. The property and consideration are described in further detail in Item 2.

On September 4, 2012, Joshua Gold Resources Inc. (the “Company) entered into a Consulting Agreement (the “Agreement”) with John David Mason Limited, an entity formed under the laws of the province of Ontario, Canada (“Consultant”) and Mr. John David Mason. Pursuant to the terms and conditions of the Agreement, Company engaged Mr. Mason, through Consultant, to perform those services typically provided by a Chief Operating Officer of a business of comparable size, type and nature to Company, which services shall specifically and essentially include assisting in the restructuring and financing of the Company. Mr. Mason, in his individual capacity, will hold the title of Chief Operating Officer of the Company. Mr. Mason will earn a monthly consulting fee in an amount equal to US $16,666.67 payable in either cash or common stock of the Company or a combination of both, at the sole election of Mr. Mason, through Consultant. Mr. Mason may earn certain additional fees (in cash or shares of the Company or both, at the sole election of Mr. Mason), paid through Consultant, for introducing investors who agree to invest in the Company. The description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which was previously filed and incorporated herein by reference.

On October 4, 2012 the Company entered into an agreement to acquire mineral property in British Columbia known as the Kenty Gold Property. Under the terms of the agreement, the Company will acquire a 100% interest in the property for a total purchase price of $1,500,000 in cash and 1,700,000 shares of common stock. The cash and stock will be paid and issued on various dates between the closing date of the agreement and April 4, 2015.  The property and consideration are described in further detail in Item 2.

On December 13, 2012, the Company entered into a Mineral Property Acquisition Termination Agreement (the "Termination Agreement") with 2214098 Ontario Ltd. ("Ontario Ltd."), pursuant to which that certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) entered into between the Parties on December 23, 2010 was terminated.  Under the Acquisition Agreement, Ontario Ltd. agreed to sell and the Company agreed to purchase the Property (as such term is defined in the Acquisition Agreement, known as the Carson Property) pursuant to the terms and conditions contained therein. In accordance with the terms and conditions of the Termination Agreement, the Company agreed to surrender and return the Property to Ontario Ltd. and neither Company nor Ontario Ltd. shall have any further liability for performance or payment of any kind under the Acquisition Agreement.  The Company determined that it was not in its economic interest to move forward under the Acquisition Agreement after evaluating the claims underlying the Property.  The termination has not given rise to any penalties against the Company.  The Company has recorded a loss of $112,686 on the disposal of its rights pursuant to the Termination Agreement.

(c)	Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Employees

As of March 1, 2013, we had a total of four full-time employees and one part-time employee. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Additionally, the Dodd–Frank Wall Street Reform and Consumer Protection Act signed into law in July of 2010, includes a requirement for certain companies using “conflict minerals” in the manufacturing of, or contracting to manufacture, products to publicly disclose the source of the conflict mineral.  The conflict mineral list currently includes columbite-tantalite, cassiterite, wolframite, and gold mined in the Democratic Republic of Congo and several surrounding central African countries.  These companies reporting obligations begin with the 2013 calendar year, with the initial reports due in May 2014.  The Company currently has no business operations, nor intent to engage in business development activity, within the covered region.  The Company is currently focused on development of mineral properties primarily in Canada.

However, the Company may incur costs related to its future customers’ compliance with the law, including, but not limited to: (i) assist future mineral purchase customers by creating and maintaining adequate chain of custody records relating to minerals mined by the Company to establish that they are not conflict minerals, and (ii) provide information to customers for their own conflict mineral reports and audits.

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

We will require additional funds to operate our business and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $740,000 to fund our continued operations for the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

There is a limited trading market for our common stock, which will limit the ability of our stockholders to liquidate their investment.

Our common stock currently trades on the OTCQB exchange and is listed under the symbol: JSHG.  Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

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

Garrett Property

On June 25, 2011, the Company entered into a mineral property acquisition with Firelake Resources Inc. (“Firelake”) whereby the Company agreed to purchase certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Huffman Property”, later renamed the “Garrett Property”) in consideration for the sum of $50,765 ($50,000 CDN) and 2,000,000 shares of common stock of the Company to be paid by Company to Firelake as follows: $25,000 CDN on or before January 31, 2012; $25,000 CDN on or before January 31, 2013; and delivery of the shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Garrett Property, the Company will pay to Firelake a royalty equal to 2% of all net smelter returns on minerals from the Property.

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

The Ontario Mining Act authorizes the staking of mineral claims (such as those claims comprising the Garrett property) where the Crown owns the minerals and the carrying out of assessment/exploration work on the mining claims by the claim holder. Mining (i.e. extraction of the minerals) cannot take place until the claims are brought to lease. Mining leases are issued for the express purpose of undertaking mineral, development or mining. The claim holder is entitled to a lease upon fulfilling the requirements of the Mining Act. Currently, Fire Lake is the holder of the mineral rights to the Garrett Property, and the Crown is the holder of the surface rights.

Upon recording of the mineral claims with the provincial mining recorder’s office, the claims will remain good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within two years of the recording date for the claim. Specifically, at the time of acquisition, the claims for the Garrett property were to remain in good standing until the dates set out below:

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

As of October 31, 2012, the Company has applied exploration work in the amount of CDN $32,909.  The Ministry of Northern Development and Mines has applied this amount to the property, leaving a reserve of CDN $109. All claims will remain in good standing until the dates set out below:

CLAIM NUMBER	DUE DATE
4246907	November 30, 2013
4246908	November 30, 2013
4246912	November 12, 2013
4246913	November 12, 2013
4246916	November 22, 2013
4246919	November 22, 2013

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

The area of the original Garrett Property is approximately 1,312 hectares and consists of 82 mining claim units.

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

The Company must undertake minimum exploration assessment work on each claim and file reports of this work with the Ministry of Mines and Northern Development on or before the due dates provided below in order to keep the claims of the Garrett property in good standing:

CLAIM NUMBER	DUE DATE	AMOUNT OF WORK (CDN $)
4246915	October 4, 2013	2,400.00
4246922	October 4, 2013	6,000.00
4246923	October 4, 2013	6,400.00
4246930	October 24, 2013	6,400.00
4246931	October 24, 2013	6,400.00
4246932	October 24, 2013	2,400.00

Work on the Garrett Property is ongoing, on an intermittent basis.  At present the Ministry of Northern Development, Mines and Forestry (MNDMF) has granted a one year extension (to all mineral exploration and mining company’s in Ontario) for the recording of the exact Global Positioning System coordinates for each claim post as recorded.  At present, the company has an inventory of this information and will submit this information to the MNDMF to receive a one year extension and credit for work requirements.

The Garrett Property is located in the northwest portion of Huffman Township, and the southwest corner of Eric Township, Porcupine Mining District, Province of Ontario, Canada. The Garrett Property can be accessed via pickup truck by travelling 81 kilometers along bush/logging roads west and north of the intersection of Highway 144 and Regional Road 560 in north central Ontario.  The City of Sudbury is located approximately 140 kilometers south of this highway intersection along Highway 144. The approximate centre of the Garrett property has UTM co-ordinate 412156 m E and 5277530 m N, Zone 17.

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

Bordering the tholeiitic metavolcanics to the northeast are the Late Archean orthogneissic rocks of the Kenogamissi Granitic Complex. These rocks are quite heterogeneous and are of amphibolite metamorphic rank. Numerous batholiths and plutons of tonalite, granodiorite and granitic composition are found with the complex. The complex was emplaced into the greenstone rocks of the Swayze belt as a dome and caused a deformation aureole of severe flattening and recumbent folding. It is within these highly strained rocks that the gold mineralization of the St. Jerome mine immediately southwest of the Garrett property, and the gold mineralization of the Iamgold Cote Lake Deposit to the southeast is found.

The company has completed exploration work on the property, inclusive of 60 kilometers of line cutting, Geophysical Survey in the form of both Very Low Frequency – Electro Magnetic Survey and MAG Survey in the areas that have been subject to line cutting to establish a visible grid for data interpretation. The present condition of the property is “grass roots” in that much of the property area is covered by undisturbed boreal forest and muskeg typical of the Canadian north. At present infrastructure exists on the property in the form of an exploration camp for housing workers on the property, inclusive of a power generation station, semi-permanent exploration camp with housing for up to 24 individual workers at a time, a dining and sanitary tent, complete with indoor bath facilities and satellite communications equipment. The property contains a logging road with structural improvements, including bridges and culverts to make the area easily accessible (apart from these improvements, no other subsurface improvements are required at the property to complete additional exploration work). Exploration work is currently underway and drill targets will be determined and recommended, subject to interpretation of surface sampling and interpretation of geophysical surveys. An estimate of diamond drilling cost is unknown at this time and can only be determined based on a review of data generated from the initial prospecting and geophysical surveying work.

Sources of water locally are from the abundant local creeks, rivers and small lakes. Local power sources are not available presently. Power (when required) can be provided via portable generators transported to the property.  The Garrett Property is presently without known mineral reserves and the proposed work program is exploratory in nature. A map of the property is provided below:

JOSHUA Au GOLD
RESOURCES
GARRETT PROPERTY
MALLARD
ERIC
Rice Lake
FRATER (A.E.R.)
OSWAY
HUFFMAN
POTIER
Opeepeesway Lake
Jerome Mine
JOSHUA GOLD Garrett Property
0
0.75
1.5
3
Kilometers

Lucas Property (formerly known as Elijah Property)

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests found on the Lucas Property (known at the time as the “Elijah Property”; as described in further detail below) located in the Townships of Churchill and Asquith, Ontario, Canada (the “Conveyed Property”). As consideration for the sale of the Conveyed Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

$50,270 ($50,000 CDN) according to the following schedule:

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

Description of Lucas Property

The Lucas Property consists of four (4) unpatented mining claims (38 units – approximately 1,520 acres) in Asquith and Churchill Townships, Larder Lake Mining District, Ontario, Canada.  The property lies approximately 3km northeast of the hamlet of Shining Tree along Regional Highway 560, which is a paved road.  Access to the property is well maintained throughout all seasons, with former lumber gravel roads intersecting the property.

The Lucas Property is located in the south central portion of Asquith Township, with claim 4251805 located in contiguous Asquith Township in the north central portion, Larder Lake Mining District, Province of Ontario, Canada.  The Lucas Property can be accessed via motor vehicle by travelling 136km North Northwest from The City of Sudbury on Highway 144, then travelling 56 km North Northeast on Highway 560 in north central Ontario, Canada.  The approximate centre of the Lucas Property has UTM co-ordinate 479000 m E and 5271000 m N.

There has been no historical work on the Property.  The property is a “grass roots” exploration prospect, no infrastructure or facilities are found on the property, apart from the gravel logging road providing access to the property.  As of this filing, a site visit has been completed by a “Qualified Person” within the meaning of National Instrument 43-101 and surface sampling has been completed, but no work has been applied against the claims.

The Lucas Property is located within a mineral rich portion of Shining Tree Greenstone Belt that forms the southern portion of the Abitibi Sub-Province of the Superior Province.  The Larder lake dominant structural feature is the Larder Lake Cadillac Fault, which extends through the Shining Tree area, the Kirkland Lake area and into the neighboring eastern Province of Quebec, Canada.  Due to the strong special relationship between gold deposits and regional faults, numerous world class gold deposits are found along the Kirkland Lake – Cadillac Fault system.

Calc-Alkaline Tholeiitic volcanic rocks and minor Komatiitic rocks are interpreted to underly the immediate property area.  The most significant geological feature is the gold bearing “Gosselin Rift Zone”.  The Gosselin Rift Zone is a southwest trending feature along claim number 4251803 and runs westward, northwestward into claim 4251801, which are in the Lucas Property.  It includes an extensive quartz vein system, altered mafic-ultramafic rocks and altered felsic intrusive and extrusive rocks.  Extensive faulting fracturing and shearing are evident in this zone over widths of approximately 200 meters.   Gold mineralization in the Gosselin Rift Zone tends to be erratic and is associated with Pyrite mineralization varying in concentrations from trace to levels of 4-5% in the altered volcanic rocks and quartz vein systems.

Claim Registration:

Claim Number	Registered Owner(s)	Due Date	Township	Unit Size
4251801	Shining Tree Resources Corp.	December 1, 2013	Churchill	15
4251802	Shining Tree Resources Corp.	December 1, 2013	Churchill	9
4251803	Shining Tree Resources Corp.	December 1, 2013	Churchill	2
4251805	Shining Tree Resources Corp.	December 1, 2013	Asquith	12

Small scale maps of the Lucas Property are shown below:

JOSHUA Au GOLD
RESOURCES
N
ELIJAH PROPERTY
Saville Lake
Jepson Lake
Jonson Lake
Oddur Lake
Frith Lake
Speed Lake
CHURCHILL TWP
ASQUITH TWP
Nora Lake
West Shining Tree Lake
Moorecamp Lake
SHINING TREE
560
JOSHUA GOLD
Elijah Property
Ottawa
Montreal
Minneapolis
Toronto
Milwaukee
Detroit
Boston
Chicago
Cleveland
Pittsburgh
New York
Columbus
Indianapolis
Philadelphia
Cincinnati
Washington, D.C.
0
0.75
1.5
Kilometers
Coordinate System: NAD 1983 UTM Zone 17N
476000
480000

Kenty Gold Property

On October 4, 2012, the Company entered into and closed a mineral property acquisition agreement (the “McClay Agreement”) with Brian McClay, a British Columbia, Canada resident (“McClay”), pursuant to which McClay agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on the Kenty Gold Property (as described in further detail below) located in the Townships of Swayze and Dore, Ontario, Canada (the “McClay Conveyed Property”).  As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)

Closing Date.  Fifty Thousand and No/100 Dollars (CDN$50,000.00*) within three (3) business days following the closing date.

(b)

February 4, 2013.

(i)

One Hundred Thousand and No/100 Dollars (CDN$100,000.00**) on or before February 4, 2013; and

(ii)

Two Hundred Thousand (200,000) common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

One Hundred Fifty Thousand and No/100 Dollars (CDN$150,000.00***) on or before April 4, 2013; and

(ii)

Two Hundred Thousand (200,000) common shares of Company on or before April 4, 2013.

(d)

October 4, 2013.

(i)

Three Hundred Thousand and No/100 Dollars (CDN$300,000.00****) on or before October 4, 2013; and

(ii)

Two Hundred and Fifty Thousand (250,000) common shares of Company on or before October 4, 2013.

(e)

April 4, 2014.

(i)

Three Hundred Thousand and No/100 Dollars (CDN$300,000.00****) on or before April 4, 2014; and

(ii)

Two Hundred and Fifty Thousand (250,000) common shares of Company on or before April 4, 2014.

(f)

October 4, 2014.

(i)

Three Hundred Thousand and No/100 Dollars (CDN$300,000.00****) on or before October 4, 2014; and

(ii)

Two Hundred and Fifty Thousand (250,000) common shares of Company on or before October 4, 2014.

(g)

April 4, 2015.

(i)

Three Hundred Thousand and No/100 Dollars (CDN$300,000.00****) on or before April 4, 2015; and

(ii)

Five Hundred and Fifty Thousand (550,000) common shares of Company on or before April 4, 2015.

(h)

Reserve.  Upon completion of a NI 43-101 compliant Indicated Reserve of One Million (1,000,000) Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay One Million and No/100 Dollars (CDN$1,000,000.00******) to McClay.

(i)

Production.

(i)

Upon production of One Million (1,000,000) Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay One Million and No/100 Dollars (CDN$1,000,000.00******) to McClay.

(ii)

Upon production of Three Million (3,000,000) Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay Two Million and No/100 Dollars (CDN$2,000,000.00********) to McClay.

(iii)

Upon production of Five Million (5,000,000) Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay Two Million and No/100 Dollars (CDN$2,000,000.00********) to McClay.

(j)

Early Buyout Option.  Company shall have the option of early buyout within one year of execution for a cash payment of CDN$750,000***** and 750,000 common shares.

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000.00*******.

*CDN $50,000 is approximately USD $49,472 as of the date of this filing.

**CDN $100,000 is approximately USD $98,944 as of the date of this filing.

***CDN $150,000 is approximately USD $148,414 as of the date of this filing.

**** CDN $300,000 is approximately USD $296,828 as of the date of this filing.

***** CDN $750,000 is approximately USD $742,070 as of the date of this filing.

****** CDN $1,000,000 is approximately USD $989,434 as of the date of this filing.

******* CDN $1,500,000 is approximately USD $1,484,082 as of the date of this filing.

******** CDN $2,000,000 is approximately USD $1,978,776 as of the date of this filing.

Description of Kenty Gold Property

1. Location and Means of Access to the Property

The Kenty Gold Property consists of a contiguous block of 16 patented mining claims located on the Swayze – Dore Townships’ boundary line, Porcupine Mining Division, Province of Ontario, Canada.  Fifteen of the Claims lie in the Northeast of Swazye Township, while one Claim is in Dore Township.  The Claim group lies 76 air-miles southwest of the mining center of Timmins, Ontario, Canada.   Access is either from paved Highway 101 South on the Pallette Lumber Haulage Road, or North from the Eddy Paper Haulage Road, also along the New Mallette Lumber Road.

A small scale map of the Kenty Gold Property is shown below:

JOSHUA Au GOLD RESOURCES
KENTY PROPERTY
BIGGS
WHIGHAM (A.E.R.)
SILK
HORWOOD
RANEY
ROLLO
CORPELL (A.E.R.)
NEWTON (A.E.R.)
DALE (A.E.R.)
DENYES
SWAYZE
DORE
HEENAN
MARION
CUNNINGHAM
GARNET
BENTON
MALLARD
JOSHUA GOLD
Kenty Property
0 2 4 8
Kilometers
Coordinate System: NAD 1983 UTM Zone 17N

Description of the Property

PROVINCE OF ONTARIO, CANADA – PORCUPINE MINING DISTRICT

RECORDED HOLDER

TOWNSHIP	MINING LEASE/CLAIM NUMBER #
SWAYZE	S20704
SWAYZE	S20703
SWAYZE	S20702
SWAYZE	S20707
SWAYZE	S20706
SWAYZE	S20705
SWAYZE	S20710
SWAYZE	S20709
SWAYZE	S20708
SWAYZE	S20713
SWAYZE	S20712
SWAYZE	S20711
SWAYZE	S20716
SWAYZE	S20715
SWAYZE	S20714
DORE	S20835

2. Description of Title, Claim, Lease or Option

The Kenty Gold Property is a block of 16 contiguous patented mining claims, registered in the name of the beneficial and 100% owner, Brian A. McClay of Vancouver, Canada.

On October 4, 2012 – Joshua Gold Resources Inc. entered into the option agreement to acquire 100% of the Kenty Gold Property from Brian A. McClay for consideration of: $1,500,000 (CAD) in payments over the course of 30 months and 1,700,000 common shares of the Company.  After the completion of the option, Joshua Gold Resources Inc. will be the beneficial owner of the Property and Title to the Property will be transferred from Brian A. McClay to Joshua Gold Resources Inc.

The patent mining claims making up the Kenty Gold Property require payment of annual taxes.  However, there is no expiration date nor is there a work requirement to maintain these claims in good standing.

3. Description of Previous Operations

Gold was initially discovered in the Swayze Greenstone Belt in 1910 and later, in 1930, by the Kenty Brothers on the Kenty Gold Property, this discovery led to the formation of Kenty Gold Mines Ltd. in an attempt to develop the property via two 500 foot plus vertical shafts, which were followed by extensive drifting and underground sampling.  In 1936 a five ton stamp mill was operated.

From 1947-1949, Erndale Mines Limited installed a 100 ton per day mill, Erndale re-sampled the surface showings – de-watered the number 1 shaft, re-sampled the underground workings, slashed the underground sections available and raised from the 375 foot level, bulk sampled 500 pounds of vein material from surface and underground.  The sample averaged 0.82 Ounces per ton Au (Aurum Metal/Gold).  Mill testing at Lakefield at the same time indicated an 82 percent recovery of the gold by amalgamation alone.  In 1950 Erndale Mines Limited completed an exploration work program after which, from 1950-1983, the property lay idle.  From 1983-1984, Heron Resources Ltd acquired the Property and completed de-watering of the Number 1 Shaft, underground surface sampling, surface stripping and completed additional Geophysical, Geochemical and Geological Surveys, Heron Resources Ltd. also completed a total of 15 surface Diamond Drill Holes (totaling 5031 Feet), further work was recommended, but the company lost control of the property.  At least 21 Gold-Quartz-Carbonate Vein Systems were discovered on the property through historical exploration through to 1984 and are mapped and known on the property.  In 1986-1987 Emerald Isle Resources Inc. commenced an extensive gold exploration program on the Kenty Gold Property consisting of extensive stripping, mapping, surface chip and bulk sampling program plus a 28 hole surface diamond drilling program (totaling 9589.1 Feet), this program is documented in reports filed with the former Ontario Ministry of Mines, now the Ontario Ministry of Northern Development Mines and Forestry.   A Bulk Muck Sample of 80 tons returned an average grade of 34.7 g/t Au from work recorded in 1987 (CONSTABLE REPORT, 1987).

4. Description of the present condition of the Kenty Gold Property

(i) The subject Kenty Gold Property lies in the Canadian Precambrian Shield, Superior Province and has a typical topography; consisting of low rounded hills interrupted by frequent irregular areas of cedar and/or alder swamps, the swampy areas contain assorted grasses, cedar and alders, while the highland’s cover is a mixture of mature and immature stands of jackpine, whitepine, poplar, spruce, birch and tamarack.  Overburden is generally thin, seldom exceeding 20 feet.  Outcrop coverage is less than 5 percent of the total area. At present there is access through lumber roads to the Property, and overgrown gravel roads on the property.  There are two covered and caged mine shafts, Shaft 1 and Shaft 2 respectively that are watered.  The Property contains a historical pit used for surface sampling.  To date the registrant has only completed a site visit to the property.  No other work has been completed by the Company to date.  A site visit by a qualified engineer coupled with amalgamation of historical data and records will result in a work plan going forward.  There are both underground and above ground historical mining operations.  The property contains historical reserves only, which are not eligible under SEC Industry Guidelines as quantifiable reserves, therefore there are no known technically compliant reserves on the property at present.

(ii) Historical equipment has been remediated from the site.  Electricity is sourced through Diesel Generators on site in an equipment facility.

5. Description of the Rock Formations and Mineralization of existing or potential economic significance on the property.

The Kenty Gold Property lies in the Swayze Greenstone Belt, part of the Superior Province of the Canadian Precambrian Shield.  The Swayze Greenstone Belt consists of a sequence of intercalated archean metavolcanic and metasediments intruded by younger archean felsic and mafic intrusions.  This belt represents the probable western extremity of the Abitibi “Super” Greenstone Belt, which has been the locus of much of Canada’s base metal and Gold production; and several World-Class Gold Deposits, such as the Kerr Addison, Holling, Dome and McIntyre Mines.  The stratigraphic sequence of the Swayze Belt is dominated by Sub-Aqueous Mafic flows and assorted fragmentals with several intermidate-felisic-eruptive centres, one such eruptive centre is located in Swayze Township and a second in the Kenogaming-Penhowrood Townships.  Extensive amounts of the clastic and chemical interflow and distal sediments are included in the Stratigraphy, including major banded iron formations.  A variety of synvolcanic to post-volcanic intrustions have intruded the supercrustal rocks.  The volcanics represent a cycle from older Tholeiitic and Komatiitic flows upward.  The rocks of the Swayze belt strike dominantly east-west and dip steeply, at least one major fold episode has affected the rocks, folding them tightly around east-west axes.  This folding has caused a pervasive SI cleavage plane in some rock units.   Faults are dominantly North to Northwest-Trending and steeply to vertically dipping, any East-West fault zones are/of necessity, difficult to delineate.  Faulting is likely Syn- or Post-Folding, Regional Metamorphism is generally lower or upper greenschist facies, but in detail may be overprinted by contact metamorphic haloes related to later intrusions.  Gold in the Swayze belt occurs in several geological environments:

(A) Native gold in quartz veins in volcanics, sediments and intrusions

(B) Gold in pyritized shear zones, related and unrelated to intrusive contacts

(C) Gold in replacement zones in intrusions

(D) Gold in iron formations and other chemical sediments

(E) Gold in carbonated pyritized tuffs and sediments

The Kenty Gold Property consists of, North to South, Intermediate and Mafic Iron Tholeiites to Felsic Flows and Tuffs and finally, a Paraconformable Feldspar Porphyry, extensive interflow Wackes and Argillites are also present on the property as well as numerous feldspar Porphyry Dykes, Mafic Dykes of Dioritic to Gabbroic composition intrude all other rock unit.  There are at least 21 distinct Gold-Quartz-Carbonate veins on the Kenty Gold Property.  They can be hosted by most rock types but are most frequently hosted by Magnetite-rich Mafic Flows (Iron-Rich Tholeiits) or a Fine-Grained contact phase of the Feldspar Porphyry Intrusion.  The gold veins have two distinct strike-trends; A North 60 East set with steep to moderate southerly dips and a North-striking set which dips steeply.  The former vein set is most common and economically most important, the veins bifucate, coalesce, pinch and swell.   But nowhere was fault displacement exposed, the Veins’ widths range from inches to several feet, averaging 3 or 4 feet.  The veins contain white quartz, calcite, ankerite, pyrite, chalcopyrite, galena, specular hematite, sphalerite, molybdenite, tournaline and native gold.  Coarse to fine native gold was observed in the main veins and in narrow veinlets in the wallrock.  The veins may also be complex or simple veins or even quartz stockworks.  Within the main quartz veins historically there are erratic, coarse grained native gold pods which run several tens of ounces to the ton gold.   Gold occurs in the veins as coarse grains of gold erratically concentrated in high grade pods within the extensive vein systems.  Certificates of assay from the Ontario Departments of Mines’ Laboratories in 1946 on Kenty vein material, ranged from 0.40 to 117.70 ounces per ton gold (CONSTABLE REPORT, 1987).

The Constable Report, as cited herein, was prepared by David Constable in May of 1987 and is on file with the Government of the Province of Ontario Ministry of Northern Development, Mines and Forestry (the “Constable Report”). The Constable Report is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Other Property Transactions

On December 13, 2012 (the “Effective Date”), Joshua Gold Resources Inc. (the "Company") entered into a Mineral Property Acquisition Termination Agreement (the "Termination Agreement") with 2214098 Ontario Ltd. ("Ontario Ltd."; Company and Ontario Ltd. are collectively referred to herein as the “Parties”), pursuant to which the Parties agreed to terminate, effective as of the Effective Date at 11:59 p.m., that certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) entered into between the Parties on December 23, 2010.

Under the Acquisition Agreement, Ontario Ltd. agreed to sell and Company agreed to purchase the Property (as such term is defined in the Acquisition Agreement) pursuant to the terms and conditions contained therein.  A copy of the Acquisition Agreement was attached as an exhibit to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2010.

In accordance with the terms and conditions of the Termination Agreement, Company agreed to surrender and return the Property to Ontario Ltd. and neither Company nor Ontario Ltd. shall have any further liability for performance or payment of any kind under the Acquisition Agreement.

It was not in the Company’s economic interest to move forward under the Acquisition Agreement after evaluating the claims underlying the Property.  The termination has not given rise to any penalties against the Company.  The Company has recorded a loss of $112,686 on the disposal of its rights pursuant to the Termination Agreement.

The description of the Termination Agreement above is qualified in its entirety by reference to the full text of the Termination Agreement, which was previously filed.

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

Market Information

Our Common Stock trades on the OTC Bulletin Board under the symbol “JSHG” as of February 4, 2013.  The Company is not aware of any market activity in its stock since its inception and through the end of the most recent fiscal year, December 31, 2012.

Reverse Stock Split

Effective as of December 18, 2012, Article Three of the Articles of Incorporation of the Company was amended to: (i) effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock based upon a ratio of 1 for 3 (the “Reverse Stock Split”) and (ii) immediately following the effectiveness of the Reverse Stock Split, increase the authorized Common Stock of the Company, par value $0.0001 per share, from approximately 133,333,333 shares to 400,000,000 shares.

Security Holders

As of April 3, 2013, there were 135 record holders of 79,015,563 shares of our common stock.

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

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.  However, during 2012, securities were issued to employees under individual employment agreements as further detailed below in “Recent Sales of Unregistered Securities” and Item 13.

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 79,015,563 issued and outstanding.

During the year the Company issued flow-through common shares. The issuance of flow-through shares requires the renunciation of Canadian Exploration Expenditures (CEE) in the same tax year and in an amount of equal value to the shares issued for the benefit of those shareholders that purchased those flow-through shares. In accordance with the Income Tax Act (Canada), the Company must incur CEE in the year of renunciation or in the subsequent year. Part XII.6 tax is calculated monthly on any unspent balance in the subsequent year beginning January 1, 2013. Under the terms of the Company’s flow-through shares agreements, the Company is required to spend and renounce expenditures for exploration that are qualifying CEE, as defined by the Income Tax Act (Canada) in the next calendar year.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes, except as noted for the flow-through common shares. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

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

Recent Sales of Unregistered Securities

Pursuant to the to the terms and conditions of that certain Mineral Property Acquisition Agreement entered into on October 4, 2012 with Brian McClay, we agreed to issue to Brian McClay: (i) 200,000 shares of common stock of Company on or before February 4, 2013; (ii) 200,000 shares of common stock of Company on or before April 4, 2013; (iii) 250,000 shares of common stock of Company on or before October 4, 2013; (iv) 250,000 shares of common stock of Company on or before April 4, 2014; (v) 250,000 shares of common stock of Company on or before October 4, 2014; and (vi) 550,000 shares of common stock of Company on or before April 4, 2015.  Pursuant to this agreement, the shares due on February 4, 2013, and April 4, 2013, were issued on those respective dates.

On December 12, 2012, the Company sold 66,667 shares of Common Stock at a price of $0.30 per share for a total purchase price of $20,000 to a certain employee of the Company.

On December 12, 2012, the Company sold 22,223 shares of Common Stock at a price of $0.30 per share for a total purchase price of $6,667 to a certain employee of the Company.

On December 20, 2012, the Company sold 75,000 shares of Common Stock at a price of $0.30 per share for a total purchase price of $22,500 to a certain advisor of the Company.

On December 20, 2012, the Company sold 16,667 shares of Common Stock at a price of $0.30 per share for a total purchase price of $5,000 to a certain advisor of the Company.

On December 21, 2012, the Company sold 113,339 shares of Common Stock to a service provider of the Company in consideration of $34,001.50 of invoiced services rendered.

The transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2012, the Company sold 210,526 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.15 per share) at a price of $0.095 per share for a total purchase price of $20,000 to a certain accredited investor.

On October 11, 2012, the Company sold 105,263 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.15 per share) at a price of $0.095 per share for a total purchase price of $10,000 to a certain accredited investor.

On October 30, 2012, the Company sold 263,158 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.15 per share) at a price of $0.095 per share for a total purchase price of $25,000 to a certain accredited investor.

On December 12, 2012, the Company sold 506,667 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.10 per share) at a price of $0.075 per share for a total purchase price of $38,000 to a certain accredited investor.

On December 20, 2012, the Company sold 33,333 flow-through shares of Common Stock at a price of $0.30 per share and 33,333 purchase warrants (exercisable within 12 months of issuance for one share of Common Stock each at $ 0.45 per share) for a total purchase price of $10,000 to a certain accredited investor.

On December 20, 2012, the Company sold 33,333 flow-through shares of Common Stock at a price of $0.30 per share and 33,333 purchase warrants (exercisable within 12 months of issuance for one share of Common Stock each at $ 0.45 per share) for a total purchase price of $10,000 to a certain accredited investor.

On December 20, 2012, the Company sold 33,333 flow-through shares of Common Stock at a price of $0.30 per share and 33,333 purchase warrants (exercisable within 12 months of issuance for one share of Common Stock each at $ 0.45 per share) for a total purchase price of $10,000 to a certain accredited investor.

On December 20, 2012, the Company sold 33,333 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.45 per share) at a price of $0.30 per share for a total purchase price of $10,000 to a certain accredited investor.

On December 21, 2012, the Company sold 33,333 flow-through shares of Common Stock at a price of $0.30 per share and 33,333 purchase warrants (exercisable within 12 months of issuance for one share of Common Stock each at $ 0.45 per share) for a total purchase price of $10,000 to a certain accredited investor.

On December 28, 2012, the Company sold 33,333 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.45 per share) at a price of $0.30 per share for a total purchase price of $10,000 to a certain accredited investor.

On December 28, 2012, the Company sold 33,333 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.45 per share) at a price of $0.30 per share for a total purchase price of $10,000 to a certain accredited investor.

On December 28, 2012, the Company sold 500,000 units (comprised of one share of Common Stock and one warrant exercisable within 12 months of issuance for one share of Common Stock at $ 0.45 per share) at a price of $0.30 per share for a total purchase price of $150,000 to a certain accredited investor.

Exemption is claimed for the sale of the immediately aforementioned securities pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period Covered	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
Oct. 1-31, 2012	35,325,000	$0.00	—	—
Nov. 1-30, 2012	33,800,000	0.000769	—	—
Dec. 1-31, 2012	0	0.00	—	—
Total	69,125,000	0.000376	—	—

(1) In October of 2012, the Company, pursuant to certain private transactions, redeemed an aggregate of 35,325,000 shares of the Company’s common stock from certain shareholders of the Company at no cost. All of the redeemed shares were subsequently cancelled by the Company.

(2) In November of 2012, the Company, pursuant to certain private transactions, agreed to purchase an aggregate of 33,800,000 shares of the Company’s common stock from certain shareholders of the Company for a total purchase price of $26,000. All of the purchased shares were subsequently cancelled by the Company.

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

As of December 31, 2012, we had cash on hand of $11,091 and current liabilities of $1,249,385. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash provided by (used in) operating activities.  During the fiscal year ended December 31, 2012, net cash used in operating activities was $(541,689) compared with $(337,149) used in operating activities for the fiscal year ended December 31, 2011.  The cash flow used in operating activities in the fiscal year ended December 31, 2012 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2011 was primarily the result of incurred operating losses.

Net cash provided by (used in) investing activities. During the fiscal year ended December 31, 2012, net cash used in investing activities was $(10,000) compared with $(6,622) used in investing activities for the fiscal year ended December 31, 2011.  The cash flow used in investing activities in the fiscal year ended December 31, 2012 was primarily the result of the acquisition of mineral rights. The cash flow used in investing activities in the fiscal year ended December 31, 2011 was primarily the result of equipment acquisitions.

Net cash provided by (used in) financing activities. During the fiscal year ended December 31, 2012, net cash provided by financing activities was $575,200 compared with $414,652 provided by financing activities for the fiscal year ended December 31, 2011.  The cash flow provided by financing activities in the fiscal year ended December 31, 2012 was primarily derived from proceeds on the issuance of capital stock. The cash flow provided by financing activities in the fiscal year ended December 31, 2011 was primarily attributable to advances from shareholders and proceeds on issuance of capital stock.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2012 to Fiscal Year Ended December 31, 2011

We did not earn any revenues during the fiscal year ended December 31, 2012 and December 31, 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $457,171 for the fiscal year ended December 31, 2012 from $380,563 for the fiscal year ended December 31, 2011. The increase in management fees was primarily attributable to company growth and expansion of operations over the prior year.

Consulting Fees.  Consulting fees increased to $841,178 for the fiscal year ended December 31, 2012 from $362,619 for the fiscal year ended December 31, 2011. The increase in consulting fees was primarily attributable to company growth and expansion of operations over the prior year.

Exploration Expenses.  Exploration expenses increased to $121,030 for the fiscal year ended December 31, 2012 from $102,742 for the fiscal year ended December 31, 2011.  The increase in exploration expenses was due to company growth and expansion of operations over the prior year.

General and Administrative Expenses.  General and administrative expenses increased to $139,571 for the fiscal year ended December 31, 2012 from $55,531 for the fiscal year ended December 31, 2011. The increase in general and administrative expenses is primarily related to company growth and expansion of operations over the prior year.

Professional Fees.  Professional fees increased to $216,894 for the fiscal year ended December 31, 2012 from $51,147 for the fiscal year ended December 31, 2011. The increase in professional fees was primarily due to company growth and expansion of operations over the prior year.

Interest Expense.  Interest expense increased to $25,542 for the fiscal year ended December 31, 2012 compared with $18,104 for the fiscal year ended December 31, 2011. The increase in interest expense was primarily due to company growth and expansion of operations over the prior year.

Depreciation.  Depreciation expenses decreased to $1,346 for the fiscal year ended December 31, 2012 from $15,220 for the fiscal year ended December 31, 2011. The decrease in depreciation expenses was primarily due to company growth and expansion of operations over the prior year.

Loss on Disposal of Mineral Rights.  Loss on disposal of mineral rights increased to $112,686 for the fiscal year ended December 31, 2012 from $Nil for the fiscal year ended December 31, 2011. The increase in loss on disposal of mineral rights was primarily due to a one-time loss recorded for the disposal of the Carson Property in relation to the termination of the acquisition agreement.

Net loss.  For the fiscal year ended December 31, 2012, we incurred a net loss of $(1,915,418) as compared to a net loss of $(985,926) for the fiscal year ended December 31, 2011.  The increase in net loss was primarily a result of the Company still being in exploration stage and, not yet having commenced its mining operations, does not have any revenue.

(c)	Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)	Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2012:

				Less than						After
Contractual Obligation		Total		1 Year		1-3 Years		3-5 Years		5 Years

Long-term debt Obligations	$		$		$		$		$
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Mineral Rights Acquisition Obligations(1)		1,534,000		634,000		900,000

Total contractual cash obligations		$1,534,000		$634,000		$900,000	$		$

(1) Mineral Rights Acquisition Obligations: Amounts due under various mining property and mineral rights acquisition contracts

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Joshua Gold Resources Inc.

(an Exploration Stage Company)

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the "Company") (an exploration stage company) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from inception (July 10, 2009) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joshua Gold Resources Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended and for the cumulative period of inception (July 10, 2009) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue to date, however, has been successful in raising funds in their private placements. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Toronto LLP

Licensed Public Accountants

Markham, Ontario, Canada

April 15, 2013

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

December 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$ 11,091	$ 24,566
Sales tax receivable	18,643	27,582
Notes receivable	11,250	14,750
Total Current Assets	40,984	66,898
Other Assets
Equipment	5,143	6,380
Mineral properties	2,321,000	378,753
Total Other Assets	2,326,143	385,133
Total Assets	$ 2,367,127	$ 452,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 261,855	$ 46,031
Dividends payable	62,400	38,825
Advances from stockholders	291,130	129,153
Due on mineral properties acquisition – current portion	634,000	43,265
Total Current Liabilities	1,249,385	257,274
Long Term Liabilities
Due on mineral properties acquisition	900,000	78,664
Total Long Term Liabilities	900,000	78,664
Total Liabilities	2,149,385	335,938
Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2011 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 75,552,988 shares issued and outstanding (December 31, 2011 – 92,859,893)	7,555	9,286
Additional paid-in capital	3,013,477	1,376,115
Stock to be issued	2,046,455	303,190
Deferred stock-based compensation	(1,217,254)	-
Subscriptions receivable	(195,000)	(103,247)
Accumulated other comprehensive (loss) income	(3,647)	25,175
Deficit accumulated during the development stage	(3,433,868)	(1,494,450)
Total Stockholders' Equity	217,742	116,093
Total Liabilities and Stockholders' Equity	$ 2,367,127	$ 452,031

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the Period Inception (July 10, 2009) to December 31, 2012

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Deferred Stock-based Compensation	Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Issuance of stock for cash			11,666,667	1,167	2,333						3,500
Net loss										(16,446)	(16,446)
Balance – December 31, 2009	-	$ -	11,666,667	$ 1,167	$ 2,333	$ -	$ -	$ -	$ -	$ (16,446)	$ (12,946)

Issuance of stock for cash			32,183,333	3,218	76,955						80,173
Issuance of stock for notes receivable			16,666,667	1,667	12,768						14,435
Issuance of stock for services	240,000	24	27,880,139	2,788	265,819						268,631
Stock to be issued for acquisition of mineral properties						98,450					98,450
Foreign currency translation									1,919		1,919
Net loss										(453,253)	(453,253)
Balance – December 31, 2010	240,000	$ 24	88,396,806	$ 8,840	$ 357,875	$ 98,450	$ -	$ -	$ 1,919	$ (469,699)	$ (2,591)

Issuance of stock for cash			1,976,754	198	452,876			(103,247)			349,827
Issuance of stock for services			2,486,333	248	565,364						565,612
Stock to be issued for services						53,081					53,081
Stock to be issued for acquisition of mineral properties						151,659					151,659
Foreign currency translation									23,256		23,256
Net loss										(985,926)	(985,926)
Dividends										(38,825)	(38,825)
Balance – December 31, 2011	240,000	$ 24	92,859,893	$ 9,286	$ 1,376,115	$ 303,190	$ -	$ (103,247)	$ 25,175	$ (1,494,450)	$ 116,093

Issuance of stock for cash			2,006,001	200	578,300	10,000		(91,753)			496,747
Issuance of stock for services			2,728,712	273	832,858	1,412,265	(1,217,254)				1,028,142
Stock repurchased and cancelled			(23,041,667)	(2,304)	(23,696)						(26,000)
Issuance of stock for acquisition of mineral properties			1,000,000	100	249,900	(250,000)					-
Stock to be issued for acquisition of mineral properties						571,000					571,000
Foreign currency translation									(28,822)		(28,822)
Net loss										(1,915,418)	(1,864,772)
Dividends										(24,000)	(24,000)
Balance – December 31, 2012	240,000	$ 24	75,552,939	$ 7,555	$ 3,013,477	$ 2,046,455	$ (1,217,254)	$ (195,000)	$ (3,647)	$ (3,433,868)	$ 217,742

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Inception (July 10, 2009) to December 31, 2012
OPERATING EXPENSES
Consulting fees	$ 841,178	$ 362,619	$ 1,203,797
Management fees	457,171	380,563	837,734
Professional fees	216,894	51,147	292,665
General and administrative	139,571	55,531	198,691
Exploration	121,030	102,742	223,772
Interest	25,542	18,104	43,646
Depreciation	1,346	15,220	16,566
Loss on disposal of mineral properties	112,686	-	112,686
TOTAL OPERATING EXPENSES	1,915,418	985,926	2,929,557
LOSS FROM CONTINUING OPERATIONS	(1,915,418)	(985,926)	(2,929,557)
Loss from discontinued operations	-	-	(441,486)
NET LOSS	$ (1,915,418)	$ (985,926)	$ (3,371,043)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(28,822)	23,256	(3,647)
COMPREHENSIVE LOSS	$ (1,944,240)	$ (962,670)	$ (3,374,690)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
Continuing operations	$ (0.02)	$ (0.01)
Discontinued operations	$ (0.02)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	92,054,038	89,760,258

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Inception (July 10, 2009) to December 31, 2012
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (1,915,418)	$ (985,926)	$ (2,929,557)
Adjustments for non-cash items:
Depreciation	1,346	15,220	16,566
Accrued interest	25,542	-	43,646
Loss on disposal of mineral properties	112,686	-	112,686
Stock-based compensation	1,028,142	618,693	1,646,835
Impairment of notes receivable	3,750	-	-
Adjustments for changes in working capital:
Sales taxes receivable	8,939	(26,583)	(18,643)
Prepaid expenses	-	12,997	-
Accounts payable and accrued liabilities	193,324	28,450	261,855
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(541,689)	(337,149)	(866,612)
FINANCING ACTIVITIES
Notes receivable	-	-	(11,250)
Due on mineral properties acquisition	(7,500)	(20,163)	(27,663)
Advances from stockholders	87,700	84,988	212,399
Proceeds on issuance of capital stock	498,500	349,827	1,044,316
Repurchase of common stock	(3,500)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	575,200	414,652	1,217,802
INVESTING ACTIVITIES
Acquisition of mineral properties	(10,000)	-	(243,250)
Acquisition of equipment	-	(6,622)	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(10,000)	(6,622)	(249,872)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	23,511	70,881	101,318
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on the long term loan for discontinued operations	-	-	1,213
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	-	10,942	-
Liabilities from discontinued operations	-	(105,547)	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(94,605)	(164,960)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(94,605)	(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(36,986)	23,504	74,733
NET (DECREASE) INCREASE IN CASH	(13,475)	(220)	11,091
CASH, BEGINNING OF YEAR	24,566	24,786	-
CASH, END OF YEAR	$ 11,091	$ 24,566	$ 11,091
SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ 571,000	$ 250,000

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period Inception (July 10, 2009) to December 31, 2012

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

The Company has the rights to three mineral properties, the Kenty Property in Ontario Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $1,915,418 for the year ended December 31, 2012, and a working capital deficit of $1,208,401. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral properties are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

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

Foreign Currency Translation

The Company's accounts have been translated into U.S. dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 830 Foreign Currency Matters. Management has determined that the functional currency of the Company is the Canadian dollar ("CAD"). Certain assets and liabilities of the Company are denominated in U.S. dollars. In accordance with the provisions of ASC No. 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant years. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant years.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to uncollectible receivables, the fair value of stock-based compensation and other equity instruments, and the recoverability of mineral properties.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Equipment

Equipment is recorded at cost and is amortized over its estimated useful lives, at the following annual rates and methods:

Furniture and equipment

5 years straight line

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

Net Earnings (Loss) Per Share

The Company accounts for loss per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the years ended December 31, 2012 and 2011 and the period from inception (July 10, 2009) to December 31, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).   ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statement.

4.

Mineral Properties

Mineral Properties
Carson Property acquisition (a)	$ 185,186
Garrett Property acquisition (b)	200,000
Balance at December 31, 2011	385,186
Elijah Property acquisition (c)	145,000
Kenty Property acquisition (d)	1,976,000
Carson Property disposition (a)	(185,186)
Balance at December 31, 2012	$ 2,321,000

(a)

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

On December 13, 2010, the Company terminated its acquisition agreement for the Carson Lake Property with 2214098 Ontario Ltd. Under the terms of the agreement, the Company returned the property to the vendor, and both parties are released from any further obligation under the agreement. The Company has reflected the termination as a loss on disposal of mineral property on the statement of operations of $112,686.

Garrett Property

On June 25, 2011 the Company entered into a mineral property acquisition agreement with Firelake Resources Inc. whereby it acquired certain mineral interests in the Garrett Property. Consideration for the mineral interests is as follows:

1.

Cash consideration of $50,000 to be paid in two equal installments of $25,000 on January 31, 2012 and January 31, 2013.

2.

Equity consideration of 2,000,000 shares of common stock to be issued on or before January 31, 2012

3.

Royalty of 2% of all net smelter returns upon commencement of commercial production at the property.

As of December 31, 2012, the Company paid $6,000 of the balance due on the Garrett Property.

The Garrett Property is 8,900 acres in area and is located north of the City of Sudbury, in Ontario, Canada. The Company’s interest in the property consists of 157 mineral claim units staked by a prospector. Mining cannot take place until the claims are brought to lease. In order to keep the claims in good standing, the Company is required to perform $30,000 of exploration work before October 2013 and $32,800 of exploration work before November 2013.

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of December 31, 2012, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Garrett Property.

(b)

Elijah Property

On February 13, 2012, the Company finalized a mineral property acquisition agreement with Shining Tree Resources Corp. (“Shining Tree”), under which the Company would acquire a 50% interest in the Elijah Property in the townships of Churchill and Asquith in the Province of Ontario, Canada. In exchange for the interest in the property, the Company will:

1.

Pay cash consideration of $50,000 according to an installment schedule between February and July 2012;

2.

Issue 1,000,000 shares of common stock to Shining Tree; and

3.

Complete exploration expenditures having a value of $200,000 on the conveyed property before February 10, 2014.  Upon completion of payment for the conveyed property in the aggregate amount of $50,000 and of exploration expenditures on the conveyed property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree common stock, on or before July 30, 2012.

As of December 31, 2012, the Company paid $10,000 of the balance due on the Elijah Property and the 1,000,000 common shares have yet to be issued.

The Elijah Property consists of four unpatented mining claims (38 units - approximately 1,520 acres) in Asquith and Churchill Townships, Larder Lake Mining District, Ontario, Canada. The property lies approximately 3 kilometers northeast of the hamlet of Shining Tree.

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of December 31, 2012, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Elijah Property.

(c)

Kenty Property

On October 4, 2012, the Company entered into a mineral property acquisition agreement with Brian McClay, pursuant to which McClay agreed to sell to the Company a 100% interest in certain mineral interests found on the Kenty Property located in the Townships of Swayze and Dore, Ontario, Canada.

As consideration for the sale of the McClay conveyed property, the Company agreed to pay:

1.

Cash consideration of $1,500,000 to be paid according to an installment schedule between October 4, 2012 and April 4, 2015;

2.

Equity consideration of 1,700,000 shares of common stock to be issued according to an installment schedule between October 4, 2012 and April 4, 2015; and

3.

Royalty of 3% of all net smelter returns upon commencement of commercial production of the property.

In addition, the Company has also agreed to the following conditional payments in respect of its purchase of the property:

2.

Upon completion of a NI 43-101 compliant report with indicated reserves of 1,000,000 troy ounces of gold on the property, the Company shall pay $1,000,000 to McClay.

3.

Upon production of 1,000,000 troy ounces of gold property, the Company shall pay $1,000,000 to McClay.

4.

Upon production of 3,000,000 troy ounces of gold property, the Company shall pay $2,000,000 to McClay.

5.

Upon production of 5,000,000 troy ounces of gold property, the Company shall pay $2,000,000 to McClay.

6.

Company shall have the option of early buyout within one year of execution for a cash payment of $750,000 and 750,000 common shares of Company.

The Kenty Property consists of a contiguous block of 16 patented mining claims. The patent mining claims making up the Kenty Gold Property require payment of annual taxes.  However, there is no expiration date nor is there a work requirement in order to maintain these claims in good standing.

In accordance with the Company’s accounting policy, the only costs related to the property that can be capitalized are the costs of acquisition of a mineral interest from a third party. As such, claim staking and exploration work has been expensed as incurred. As of December 31, 2012, management determined that there were no events or changes in circumstances which may have impaired the carrying value of the Kenty Property.

4.

Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

5.

Due On Mineral Properties Acquisition

The Company is required to make certain payments in respect of its 2011 acquisition of the Garrett Property and its 2012 acquisitions of the Elijah Property and the Kenty Property. These payments are due to Firelake Resources Inc., Shining Tree Resources Corp., and Brian McClay, respectively, the companies and individual from which the properties were acquired. The amounts due are unsecured, non-interest bearing, and are due as follows:

2013	$ 634,000
2014	600,000
2015	300,000
Total	$ 1,534,000

As of December 31, 2012, the Company is in arrears on its payments by $59,000. This amount has been included above in the installments due for 2013.

6.

Income Taxes

Current Income Taxes

Reconciliation of the effective combined federal and provincial tax rate of 26.5% (2011 – 28.25%) to current income tax expense is as follows:

	2012	2011
Income taxes on accounting income	(507,586)	(278,524)
Tax effect of items which are not deductible for tax purposes	272,458	173,368
Losses available to be carried forward	235,128	105,156
Income tax expense	-	-

Deferred Income Taxes

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 26.5% (2011 – 25%) are as follows:

	2012	2011
Deferred income tax asset:
Losses and exploration expenditures available to be carried forward	386,462	142,768
Valuation allowance	(386,462)	(142,768)
	-	-

The Company has approximately $1,450,000 of income tax losses and exploration expenditures available to be carried forward for use in future years, which begin to expire in 2029.

7.    Capital Stock

a)

Common Stock

For the year ended December 31, 2009, the Company issued 11,666,667 shares of common stock to founders at par value for cash proceeds of $3,500.

For the year ended December 31, 2010, the Company issued 32,183,333 shares of common stock pursuant to private placement transactions at prices between $0.0009 to $0.30 per share and for total cash proceeds of $80,173.

For the year ended December 31, 2010, the Company issued 16,666,667 shares of common stock in exchange for notes receivable of $14,435.

For the year ended December 31, 2010, the Company issued 27,880,139 shares of common stock and 240,000 shares of preferred stock for director and consulting services rendered. These transactions were recorded as stock-based compensation having a total value of $268,631.

For the year ended December 31, 2011, the Company issued 1,976,754 shares of common stock pursuant to private placement transactions at prices between $0.075 to $0.10 per share and for total cash proceeds of $ 349,827.

For the year ended December 31, 2011, the Company issued 2,486,333 shares of common stock to directors and employees of the Company as signing bonuses and for services rendered. These transactions have been recorded as stock-based compensation having a total value of $565,612.

On December 14, 2012 the Company effected a reverse split of its common stock at a ratio of 1 new share for every 3 existing shares held. The also Company filed articles of amendment with the State of Nevada to increase the authorized common stock to 400,000 common shares.  All per share amounts have been retroactively restated to reflect the reverse split.

For the year ended December 31, 2012, the Company issued 2,006,001 shares of common stock pursuant to private placement transactions at prices between $0.225 to $0.30 per share and for total cash proceeds of $393,500 and subscriptions receivable of $195,000. Of these issued shares 299,999 were Flow-Through Common shares. The issuance of flow-through shares requires the renunciation of Canadian Exploration Expenditures (CEE) in the same tax year and in an amount of equal value to the shares issued for the benefit of those shareholders that purchased those flow-through shares. In accordance with the Income Tax Act (Canada), the Company must incur CEE in the year of renunciation or in the subsequent year. Part XII.6 tax is calculated monthly on any unspent balance in the subsequent year beginning January 1, 2013. Under the terms of the Company’s flow-through shares agreements, the Company is required to spend and renounce expenditures for exploration that are qualifying CEE, as defined by the Income Tax Act (Canada) in the next calendar year.

For the year ended December 31, 2012, the Company issued 2,728,712 shares of common stock and 4,975,218 shares became issuable to directors and employees of the Company as signing bonuses and for services rendered. Of the shares issued, 2,495,378 shares are for services rendered in 2012 and 2,333,334 shares are to settle shares to be issued as of December 31, 2011. Of the 4,975,218 shares to be issued to directors and employees of the Company as signing bonuses and for services rendered. These transactions have been recorded as stock-based compensation having a total value of $1,028,141.

For the year ended December 31, 2012, the Company entered into an agreement to repurchase 23,041,667 previously issued common shares for $26,000. As at December 31, 2012 payment of $22,500 remains outstanding and is reflected as an accrued liability.

For the year ended December 31, 2012, the Company issued 1,000,000 shares of common stock to 2214098 Ontario Ltd. and Firelake Resources Inc. (note 4) in relation to previous mineral property acquisitions. As of December 31, 2011, these shares were recorded within shares to be issued for $250,576.

b)

Stock To Be Issued

On February 7, 2012, the Company entered into an agreement to issue 333,333 shares of common stock to Shining Tree Resources Corp. in connection with its acquisition of the mineral rights to the Elijah Property. As of December 31, 2012, 333,333 shares had not yet been issued and are reported as stock to be issued for $95,000.

On December 25, 2012, the Company entered into an agreement to issue 1,700,000 shares of common stock to Bryan McClay in connection with its acquisition of the mineral rights to the Kenty Property. As of December 31, 2012, the shares had not yet been issued, and accordingly the Company recorded stock to be issued for $476,000.

As of December 31, 2012, the Company was obligated to issue 4,975,218 shares of common stock to directors and employees for current and future services. The Company has recorded stock to be issued of $1,465,454 in respect of these obligations. Of the 4,975,218 shares to be issued as of December 31, 2012, 4,057,513 shares are for deferred stock-based compensation.

As of December 31, 2012, the Company was obligated to issue 44,444 shares of common stock in connection with a private placement. The Company has recorded stock to be issued of $10,000 in respect of this obligation.

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

d)

Dividends

On December 31, 2012, the Company declared dividends of $24,000 at a cumulative rate of 10% per annum on the preferred stock for the year ended December 31, 2012. As of December 31, 2012, the Company has dividends payable of $62,400, or $0.26 per share of preferred stock.

Preferred dividends for the years ended December 31, 2012 and 2011 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

e)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.387	-
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	-	-	-

Granted	2,002,580	0.446	0.727
Expired	(3,723,397)	0.387	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2012	2,002,580	$ 0.446	0.727

During the year ended December 31, 2012, the Company issued 2,002,580 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one share of common stock of the Company at exercise prices ranging from $0.30 to $0.60 per share for a term of one year from the issue date.

The warrants described above were not included in the calculation of loss per share as they would have been antidilutive.

f)

Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. For the year ended December 31, 2012, the Company issued 2,728,712 shares of common stock and a further 4,975,218 shares became issuable in the year in connection with stock-based compensation arrangements. These shares were valued at amounts ranging from $0.0009 to $0.30 per share and resulted in compensation expense of $362,971 as a component of management fees and $665,170 as a component of consulting fees on the statement of operations.

8.    Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

For the year ended December 31, 2012, the Company issued 2,302,138 shares of common stock as compensation to directors and officers of the Company. As of December 31, 2012, an additional 4,975,218 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $263,500 was recorded in relation to these shares, and is presented within management fees and consulting fees on the statement of operations.

On September 25, 2012, the Company issued 133,333 flow-through shares of common stock at a price of $0.30 per share to an officer of the Company for proceeds of $40,000 cash.

9.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, sales tax receivable, notes receivable, subscriptions receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the year ended December 31, 2012.

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

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits. Sales taxes receivable are due from the Canadian government and notes receivable are due from stockholders with whom the Company also has advances payable. Subscriptions receivable are collateralized by the shares for which the subscriptions are paid.

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

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s future cash flows. The Company is exposed to market risk on the price of gold, which will determine its ability to build and achieve profitable operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

10.  Subsequent Events

On January 4, 2013, the Company issued 133,333 shares of common stock in satisfaction of shares to be issued for private placements as of December 31, 2012.

On February 14, 2013, the Company paid $100,000 in cash and issued 200,000 shares of common stock as required for its purchase of the Kenty Property.

On February 21, 2013, the Company paid $25,000 in cash and issued 250,000 shares of common stock as the first installment on its purchase of the mineral property from Red Pine Explorations Inc.

Between January 1, 2013 and April 15, 2013, the Company issued 183,333 shares in connection with private placement transactions and received total cash proceeds of $55,000.

Between January 1, 2013 and April 15, 2013, the Company issued 2,695,909 shares for consulting services rendered. Of these shares issued, 2,576,825 were recorded during the year ended December 31, 2012 as shares to be issued.

On February 11, 2013, the Company entered into a mineral property acquisition agreement with Red Pine Exploration Inc., under which the Company acquired a 100% interest in certain mineral interests found contiguous to the Kenty Property (the “Mortimer Claims”). The area of the Kenty Property Mortimer Claims is approximately 35,859 acres or approximately 14,512 hectares and consists of 907 mining claim units. As consideration for the sale of the Mortimer Claims, the Company agreed to:

1.

Payment of $25,000 in cash on the closing date and a further $100,000 on March 15, 2013;

2.

Issuance of 250,000 shares of common stock on March 15, 2013, with an implied value of $100,000, and subject to a top-up provision for issuance of additional shares if the market value is below the implied value on July 15, 2013;

3.

A 3% net smelter returns royalty payable to Red Pine Explorations Inc.; and

4.

A 2% net smelter returns royalty payable to Charlie Mortimer.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name	Age	Position(s)
Benjamin Ward	33	CEO, President and Director
John David Mason	72	COO
Dino Micacchi	58	CFO
Dr. Cam Cheriton	86	Director
Benedetto Fuschino	52	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Benjamin Ward

Mr. Ward, age 33, is a management professional who has gained extensive experience in international development and business development initiatives within multinational organizations over the course of his career. Mr. Ward has served as a member of the Company’s Board of Directors since June 4, 2010, and from December 23, 2010 through June 27, 2011, Mr. Ward served as the Company’s CFO and Treasurer.  Since June 28, 2011, Mr. Ward has served as President and CEO of the Company.  Mr. Ward has acted as a Project Management Professional in project implementation roles in challenging international geo-political environments, including Papua New Guinea, the Republic of Chad, and Haiti. Mr. Ward holds a (H)BA from Heritage Baptist and a Postgraduate Certificate of Management and Master of Business Administration with a dual concentration of finance and operations from the Bradford University School of Management located in England (Cand.)

J. David Mason

Mr. Mason, age 72, has over 52 years of experience within the corporate finance and mineral exploration sector. Mr. Mason served as CEO, Chairman and Founder of Augen Gold Corp., a mineral exploration company. During his tenure at Augen Gold Corp., Mr. Mason served as CEO, Chairman and Founder of Energy Fuels Inc., a uranium development company and its predecessor. During his tenure at Energy Fuels Inc., Mr. Mason was primarily responsible for managing the daily operations of the company and raising funds for business development purposes.  From October 1995 to April 2010, Mr. Mason served as CEO, Chairman and Founder of Augen Capital, a resource investment bank. At Augen Capital, Mr. Mason was primarily responsible for managing the daily operations of the company, raising flow-through funding in excess of $500,000,000.00 (Canadian tax advantaged) and assisting in the financing of over 300 public companies.  Mr. Mason earned a B.A. Sc. in Applied Geology in 1967 from the University of Toronto. Mr. Mason also earned a M. Eng degree (mining) from McGill University in 1969.

Dino Micacchi

Mr. Micacchi, age 58, has over thirty years of experience within the corporate accounting sector and private practice.  Since September 2011, Mr. Micacchi has served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From April 1989 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants and its predecessor Public Accounting firms.  Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

Dr. Cam Cheriton

Dr. Cheriton, Ph.D., age 85, has over 50 years of experience in the mining industry, working for companies including: Atapa Minerals, Consolidated Mining Company of Canada, Anaconda Copper Mining Company, Texas Gulf Sulphur, the Conwest Exploration Company, and the Geological Survey of Canada.  Dr. Cheriton studied at the University of Saskatchewan, the University of British Columbia, and Harvard University where he completed a Ph.D. in Economic Geology. Dr. Cheriton is a registered Professional Engineer of the Province of Ontario and is a "qualified person" within the meaning of National Instrument 43-101. Dr. Cheriton is directly responsible for the discovery of a number of ore deposits; one of note is the Caribou Mine in New Brunswick, Canada.  Dr. Cheriton is responsible for the veracity and accuracy of Geological information as represented by the Company, unless stated otherwise.

Benedetto Fuschino

Mr. Fuschino, age 52, currently serves as a member of the board of directors of the Company. Mr. Fuschino is the President of Friggi N.A. Inc. a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.   Mr. Fuschino studied business at the University of Western Ontario, and is currently studying contractual law there.  He has also studied marketing and communications at the University of Windsor, Odette School of Business.

Significant Employees

None

Family Relationships

None

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Garry Honcoop and Benedetto Fuschino.  Mr. Honcoop, age 60, currently serves as the independent, non-director Chair of the Audit Committee of the Company. Mr. Honcoop has over 30 years of experience representing clients by leading tax and compliance departments of numerous public firms.  Mr. Honcoop currently serves as a principal for the public accounting firm Micacchi Warnick & Company Professional Corporation Chartered Accountants. Mr. Honcoop attended Wilfrid Laurier University and has completed the in-depth tax and audit program from the ICAO and is a member of STEP.  Mr. Honcoop is experienced in oversight and audit functions of numerous companies and is charged with oversight and transparency of the Company's financial reporting.  Our board of directors has determined that Mr. Honcoop is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee is authorized, among other duties and powers as provided for in its Charter, to:

•	provide assistance to our board of directors in its oversight of the integrity of our accounting and financial reporting processes and of the audits of our financial statements;

•	provide assistance to our board of directors in its oversight of our compliance with legal and regulatory requirements;

•	provide assistance to our board of directors in its oversight of our outside auditor’s independence and qualifications;

•	provide assistance to the board of directors in its oversight of the performance of our internal audit function and outside auditors;

•	directly appoint, retain or terminate, compensate, and oversee and evaluate our outside auditors, and to approve all audit engagement fees and terms;

•

prior to the initial engagement of any public accounting firm to be our outside auditors, to obtain and review a written report from such firm regarding all relationships between such firm or its affiliates and the Company or persons in a financial reporting oversight role at the Company;

•	pre-approve and/or adopt policies governing audit committee pre-approval of, all audit services to be provided by our outside auditor;

•	pre-approve and/or adopt policies governing audit committee pre-approval of, all permitted non-audit services and related fees to be provided by the outside auditors;

•	review with management, our outside auditors and our internal auditors the adequacy of our internal controls, including computerized information system controls and security; and

•

review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with managements responses thereto.

Code of Ethics

To date, the Company has not adopted a formal code of ethics and business conduct due to the startup nature of the Company and lack of appropriate resources.  The Company is considered to be in the exploration stage and is devoting substantially all of its efforts and limited resources to the exploration and development of mineral property interests.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Ward, CEO, President and Director	2012	78,300	-	378,871	-	-	-	-	457,171
	2011	47,100	-	345,000	-	-	-	2,400	394,500
Dino Micacchi, CFO	2012	-	-	168,000	-	-	-	-	168,000
	2011	-	-	22,500	-	-	-	-	22,500
John David Mason, COO	2012	-	-	176,758	-	-	-	-	176,758
	2011	-	-	-	-	-	-	-	-
Jason Epstien (1)	2012	56,968	-	72,105	-	-	-	-	129,073
	2011	124,335	-	-	-	-	-	-	124,335
Nathalie Pignatiello (1)	2012	38,628	-	9,500	-	-	-	-	48,128
	2011	15,000	-	-	-	-	-	-	15,000

(1) Non-executive employees

Director Compensation Table

Name	Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle Stanford, Director (1)	2012	4,000	4,000	-	-	-	-	8,000
	2011	4,000	75,000	-	-	-	-	79,000
Dr. Cam Cheriton, Director	2012	-	16,000	-	-	-	-	16,000
	2011	4,000	37,500	-	-	-	-	41,500
Benedetto Fuschino, Director	2012	-	91,330	-	-	-	-	91,330
	2011	-	-	-	-	-	-	-

(1) Ms. Stanford resigned as a Director of the Company effective June 15, 2012.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by our Company for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 3, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Applicable percentages are based on 79,015,563 shares of common stock outstanding as of April 3, 2013.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Benjamin Ward (1) 18 Melville St. Dundas, Ontario, Canada L9H 1Z8	4,048,743	5.12%

John David Mason (1) 83 Ellis Park Road #604 Toronto, ON, Canada M65 5B2	491,708	0.62%

Cam Cheriton (1) 6 Foxdale Court Toronto, Ontario, Canada M2K 2P2	166,667	0.21%

Benedetto Fuschino (1) 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	4,362,281	5.52%

Friggi N A Inc 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	13,083,334	16.56%

Dino Micacchi (1) 35 Perry St. Woodstock, Ontario, Canada N4S 3C4	545,615	0.69%

All officers, directors, and beneficial owners as a group	9,615,014	12.17%

(1)

The person listed is an officer and/or director of the Company

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2012, the Company issued 2,302,138 shares of common stock as compensation to directors and officers of the Company. As of December 31, 2012, an additional 4,975,218 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $263,500 was recorded in relation to these shares, and is presented within management fees and consulting fees on the statement of operations.

The Company executed a consulting agreement with John David Mason Limited (the “Consultant”) on September 4, 2012.  Pursuant to the terms and conditions of the Agreement, John David Mason, through Consultant, will earn a monthly consulting fee in an amount equal to US $16,666.67 payable in either cash or common stock of the Company or a combination of both, at the sole election of Mr. Mason, through Consultant. Mr. Mason may earn certain additional fees (in cash or shares of the Company or both, at the sole election of Mr. Mason), paid through Consultant, for introducing investors who agree to invest in the Company.  Additional details regarding this agreement are provided in Item 1 of this filing.  The Company did not make any payments of cash or stock under this agreement during 2012.  Mr. Mason is the Chief Operating Officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by DNTW Chartered Accountants, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$28,800	$13,831.20
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$28,800	$13,831.20

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2012 and 2011.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved.  Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management.

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

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation.
3.2*	Certificate of Amendment to Articles of Incorporation.
3.3*	By-Laws.
10.1*	Mineral Property Acquisition Agreement, by and between Company and Firelake Resources Inc., entered into on June 25, 2011.
10.2*	Mineral Property Acquisition Agreement, by and between Company and McClay, entered into on October 4, 2012.
10.3*	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012.
10.4*	Amended and Restated Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 13, 2012.
10.5*	Termination Agreement entered into by and between Company and 2214098 Ontario Ltd. on December 13, 2012.
10.6*	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into on June 4, 2010.
10.7*	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010.
10.8*	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010.
10.9*	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010.
10.10*	Consulting Agreement, by and between Joshua Gold Resources Inc. and John David Mason Limited and John David Mason, entered into on September 4, 2012
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Joshua Gold Resources Inc.

Dated: April 15, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Benjamin Ward	President, Chief Executive Officer (principal executive officer), and Director	April 15, 2013
Benjamin Ward
/s/ Dino Micacchi	Chief Financial Officer (principal financial officer)	April 15, 2013
Dino Micacchi
/s/ John David Mason	Chief Operating Officer	April 15, 2013
John David Mason
/s/ Dr. Cam Cheriton	Director	April 15, 2013
Dr. Cam Cheriton
/s/ Benedetto Fuschino	Director	April 15, 2013
Benedetto Fuschino