Form 10-K/A
period 2012-12-31
JOSHUA GOLD RESOURCES INC
filed 2013-04-17
CIK 1475430

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

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Joshua Gold Resources Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and amending the following Items contained in the Original Filing: Item 1. Business; Item 2. Properties; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; Item 9A. Controls and Procedures; and Item 14. Principal Accounting Fees and Services.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

JOSHUA GOLD RESOURCES INC.

2012 FORM 10-K/A ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K/A, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario, Canada through the acquisition of a mineral rights lease and other mineral properties, as described in further detail in Item 2 below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

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

The discussion in this Item 2 is limited to properties held by the Company during calendar year 2012 and does not include information regarding any properties acquired by the Company after December 31, 2012.

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

(b)

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

(c)

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

(d)

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

Joshua Gold Resources Inc.

Dated: April 17, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Benjamin Ward	President, Chief Executive Officer (principal executive officer), and Director	April 17, 2013
Benjamin Ward
/s/ Dino Micacchi	Chief Financial Officer (principal financial officer)	April 17, 2013
Dino Micacchi
/s/ John David Mason	Chief Operating Officer	April 17, 2013
John David Mason
/s/ Dr. Cam Cheriton	Director	April 17, 2013
Dr. Cam Cheriton
/s/ Benedetto Fuschino	Director	April 17, 2013
Benedetto Fuschino