Form 10-Q
period 2013-03-31
JOSHUA GOLD RESOURCES INC
filed 2013-05-20
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 20, 2013, there were 79,138,896 shares of common stock, par value $0.0001, issued and outstanding

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

March 31, 2013 (Unaudited)	December 31, 2012 (Audited)

ASSETS

Current Assets
Cash	$ 55,435	$ 11,091
Sales tax receivable	20,691	18,643
Notes receivable	11,250	11,250
Total Current Assets	87,376	40,984
Other Assets
Equipment	4,806	5,143
Mineral properties	2,583,166	2,321,000
Total Other Assets	2,587,972	2,326,143

Total Assets	$2,675,348	$2,367,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 247,122	$261,855
Dividends payable	62,400	62,400
Advances from stockholders	388,182	291,130
Due on mineral properties acquisition – current portion	609,000	634,000
Total Current Liabilities	1,306,704	1,249,385
Long Term Liabilities
Due on mineral properties acquisition	900,000	900,000
Total Long Term Liabilities	900,000	900,000
Total Liabilities	2,206,704	2,149,385
Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2012 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 79,010,008 shares issued and outstanding (December 31, 2012 – 75,552,988)	7,901	7,555
Additional paid-in capital	4,058,813	3,013,477
Stock to be issued	1,337,821	2,046,455
Deferred stock-based compensation	(885,276)	(1,217,254)
Subscriptions receivable	(25,000)	(195,000)
Accumulated other comprehensive loss	(3,647)	(3,647)

Deficit accumulated during the development stage	(4,021,992)	(3,433,868)
Total Stockholders' Equity	468,644	217,742
Total Liabilities and Stockholders' Equity	$ 2,675,348	$2,367,127

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from Inception (July 10, 2009) to March 31, 2013
OPERATING EXPENSES
Consulting fees	$ 316,707	$ 87,216	$ 1,520,504
Management fees	189,989	29,368	1,027,723
Professional fees	9,073	57,371	301,738
General and administrative	37,360	20,800	236,051
Exploration	27,108	79,338	250,880
Interest	7,551	4,616	51,197
Depreciation	336	336	16,902
Loss on disposal of mineral properties	-	-	112,686
TOTAL OPERATING EXPENSES	588,124	279,045	3,517,681
LOSS FROM CONTINUING OPERATIONS	(588,124)	(279,045)	(3,517,681)
Loss from discontinued operations	-	-	(441,486)
NET LOSS	$ (588,124)	(279,045)	(3,959,167)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	-	(28,580)	(3,647)
COMPREHENSIVE LOSS	(588,124)	(307,625)	(3,962,814)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED
Continuing operations	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	78,775,868	94,016,853

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months ended March 31, 2013	Three Months ended March 31, 2012	Period from Inception (July 10, 2009) to March 31, 2013
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (588,124)	$ (279,045)	$ (3,517,681)
Adjustments for non-cash items:
Depreciation	336	336	16,902
Accrued interest	7,551	4,615	51,197
Loss on disposal of mineral properties	-	-	112,686
Stock-based compensation	450,070	26,280	2,096,905
Impairment of notes receivable	-	-	-
Adjustments for changes in working capital:
Sales taxes receivable	(2,048)	(10,505)	(20,691)
Accounts payable and accrued liabilities	(14,733)	9,281	247,122
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(146,948)	(249,038)	(1,013,560)
FINANCING ACTIVITIES
Notes receivable	-	-	(11,250)
Due on mineral properties acquisition	(25,000)	-	(52,663)
Advances from stockholders	89,500	51,428	301,899
Proceeds on issuance of capital stock	248,575	207,518	1,292,891
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	313,075	258,946	1,530,877
INVESTING ACTIVITIES
Acquisition of mineral properties	(138,166)	(17,544)	(381,416)
Acquisition of equipment	-	-	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(138,166)	(17,544)	(388,038)
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	27,961	(7,636)	129,279
CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on the long term loan for discontinued operations	-	-	1,213
Adjustments for changes in working capital:
Accounts receivable from discontinued operations	-	-	-
Liabilities from discontinued operations	-	-	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-		(164,960)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-		(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,383	(705)	91,116
NET INCREASE (DECREASE) IN CASH	44,344	(8,341)	55,435
CASH, BEGINNING OF PERIOD	11,091	24,786	-
CASH, END OF PERIOD	$ 55,435	$ 16,255	$ 55,435
SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ 124,000

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period Inception (July 10, 2009) to March 31, 2013

(Unaudited)

1.    Nature of Operations and Basis of Presentation

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

The Company has the rights to five mineral properties, the Kenty Property in Ontario Canada, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree Ontario, Canada, The Mortimer Property in Ontario, Canada and the Coppell Property in Ontario, Canada, as defined in note 3. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

The Company’s financial statements are expressed in United States dollars.

2.    Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $588,124 for the three months ended March 31, 2013, and a working capital deficit of $1,219,328. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

3.    Mineral Properties

Mineral Properties
Garrett Property acquisition (a)	200,000
Elijah Property acquisition (b)	145,000
Kenty Property acquisition (c)	1,976,000
Balance at December 31, 2012	$ 2,321,000
Mortimer Property acquisition (d)	234,166
Coppell Property acquisition (e)	28,000
Balance at March 31, 2013	$ 2,583,166

(a)  Garrett Property

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

As of March 31, 2013, the Company paid $6,000 of the balance due on the Garrett Property.

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

2.

Issue 333,333 shares of common stock to Shining Tree; and

3.

Complete exploration expenditures having a value of $200,000 on the conveyed property before February 10, 2014.  Upon completion of payment for the conveyed property in the aggregate amount of $50,000 and of exploration expenditures on the conveyed property, Shining Tree will issue to the Company 1,000,000 common shares of Shining Tree common stock, on or before July 30, 2012.

As of March 31, 2013, the Company paid $10,000 of the balance due on the Elijah Property and the 333,333 common shares have yet to be issued.

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

4.

Upon completion of a NI 43-101 compliant report with indicated reserves of 1,000,000 troy ounces of gold on the property, the Company shall pay $1,000,000 to McClay.

5.

Upon production of 1,000,000 troy ounces of gold property, the Company shall pay $1,000,000 to McClay.

6.

Upon production of 3,000,000 troy ounces of gold property, the Company shall pay $2,000,000 to McClay.

7.

Upon production of 5,000,000 troy ounces of gold property, the Company shall pay $2,000,000 to McClay.

8.

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

(d)  Mortimer Property

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

As of March 31, 2013 the $100,000 due on March 15, 2013 has not been made.

(e)  Coppell Property

On January 17, 2013, the Company entered into a mineral property acquisition agreement with Shelly Moretti, Jacques Robert and Michael Tremblay, under which the Company acquired a 100% interest in certain mineral interests in Coppell Township. As consideration for the sale of the Claims, the Company agreed to:

1.

Payment of $4,000 in cash on the closing date; and

2.

Issuance of 80,000 shares of common stock on or before February 4, 2013, with an implied value of $24,000.

4.    Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

5.    Due On Mineral Properties Acquisition

The Company is required to make certain payments in respect of its 2011 acquisition of the Garrett Property, its 2012 acquisitions of the Elijah Property and the Kenty Property and its 2013 acquisitions of the Mortimer Property and the Coppell Property. These payments are due to Firelake Resources Inc., Shining Tree Resources Corp.,  Brian McClay, Red Pine Exploration Inc. and Shelly Moretti, Jacques Robert and Michael Tremblay (collectively), respectively, the companies and individuals from which the properties were acquired. The amounts due are unsecured, non-interest bearing, and are due as follows:

2013 (nine months)	$ 609,000
2014	600,000
2015	300,000
Total	$ 1,509,000

As of March 31, 2013, the Company is in arrears on its payments by $184,000. This amount has been included above in the installments due for 2013.

6.    Capital Stock

a)  Common Stock

For the quarter ended March 31, 2013, the Company issued 311,111 shares of common stock pursuant to private placement transactions at a price of $0.30 per share and for total cash proceeds of $78,575. Of these issued shares 83,333 were flow-through Common shares. The issuance of flow-through shares requires the renunciation of Canadian Exploration Expenditures (CEE) in the same tax year and in an amount of equal value to the shares issued for the benefit of those shareholders that purchased those flow-through shares. In accordance with the Income Tax Act (Canada), the Company must incur CEE in the year of renunciation or in the subsequent year. Part XII.6 tax is calculated monthly on any unspent balance in the subsequent year beginning January 1, 2013. Under the terms of the Company’s flow-through shares agreements, the Company is required to spend and renounce expenditures for exploration that are qualifying CEE, as defined by the Income Tax Act (Canada) in the next calendar year.

For the quarter ended March 31, 2013, the Company issued 450,000 shares of common stock in partial settlement of its obligations for acquisitions of mineral properties.

For the quarter ended March 31, 2013, the Company issued 2,695,909 shares of common stock to directors, consultants, and employees of the Company as signing bonuses and for services rendered. Of the shares issued, 613,529 shares are for services rendered in the current quarter and 2,576,825 shares are to settle shares to be issued as of December 31, 2012. These transactions have been recorded as stock-based compensation having a total value of $450,070.

b)  Stock To Be Issued

On February 7, 2012, the Company entered into an agreement to issue 333,333 shares of common stock to Shining Tree Resources Corp. in connection with its acquisition of the mineral rights to the Elijah Property. As of December 31, 2012 and March 31, 2013, these shares had not yet been issued and are reported as stock to be issued for $95,000.

On December 25, 2012, the Company entered into an agreement to issue 1,700,000 shares of common stock to Bryan McClay in connection with its acquisition of the mineral rights to the Kenty Property. As of December 31, 2012, the shares had not yet been issued, and accordingly the Company recorded stock to be issued for $476,000. For the quarter ended March 31, 2013, the Company issued 200,000 shares of common stock in relation to this obligation and as of March 31, 2013, 1,500,000 shares with a value of $420,000 remained due to be issued.

As of March 31, 2013, the Company was obligated to issue 2,213,189 shares of common stock (December 31, 2012 – 4,975,218 shares) to directors and employees for current and future services.

As of March 31, 2013 and December 31, 2012, the Company was obligated to issue 44,444 shares of common stock in connection with a private placement. The Company has recorded stock to be issued of $10,000 in respect of this obligation.

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

d)  Dividends

No dividends were declared in the three months ended March 31, 2013 and 2012.

e)  Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance – December 31, 2011	3,723,397	-	-

Granted	2,002,580	0.446	0.727
Expired	(3,723,397)	0.387	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2012	2,002,580	$ 0.446	0.727

Granted	266,667	0.50	0.727
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – March 31, 2013	2,269,247	$ 0.50	0.727

During the three months ended March 31, 2013, the Company issued 266,667 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase one share of common stock of the Company at exercise prices ranging from $0.30 to $0.60 per share for a term of one year from the issue date.

The warrants described above were not included in the calculation of loss per share as they would have been antidilutive.

f)  Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors, management, and employees. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual and is recorded at the time the stock becomes owing to the individual. Stock issued to a director, manager, or employee is deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance. For the three months ended March 31, 2013, the Company issued 2,576,825 shares of common stock and a further 323,110 shares became issuable in the year in connection with stock-based compensation arrangements. These shares were valued at amounts ranging from $0.28 to $0.30 per share and resulted in management fees expenses of $165,989 and consulting fees expenses of $284,081. Of these expenses, $331,978 resulted from a reduction of deferred stock based compensation.

7.    Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

For the three months ended March 31, 2013, the Company issued 2,576,825 shares of common stock as compensation to directors and officers of the Company. As of March 31, 2013 an additional 323,110 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $474,386 was recorded in relation to these shares, and is presented within management fees and consulting fees on the statement of operations.

8.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, sales tax receivable, notes receivable, subscriptions receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended March 31, 2013.

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

(b)	Current Business of Issuer, Mineral Property Acquisitions, and Recent Material Transactions.

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

In December of 2010, the Company retained an independent geological firm, Aurora Geosciences Inc. to visit the Carson Property and write an evaluation report under Canada’s National Instrument 43-101 guidelines.  Management, upon the recommendation of Mr. David White, the qualified person who completed the National Instrument 43-101 report, had considered a phased exploration of the Carson Property upon attainment of sufficient capital and began preparing an exploration budget based on this recommendation.

However, the Company subsequently determined that it was not in its economic interest to move forward under the 2214098 Acquisition Agreement after evaluating the claims underlying the Property.  On December 13, 2012, the Company entered into a Mineral Property Acquisition Termination Agreement (the "Termination Agreement") with 2214098, pursuant to which the 2214098 Acquisition Agreement was terminated.  In accordance with the terms and conditions of the Termination Agreement, the Company agreed to surrender and return the Carson Property to 2214098 and neither Company nor 2214098 shall have any further liability for performance or payment of any kind under the 2214098 Acquisition Agreement.  The termination has not given rise to any penalties against the Company.

Garrett Property (formerly known as the Eric and Huffman Property)

On June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property,” now known as the “Garrett Property”) in consideration for the sum of Fifty Thousand and No/100 Dollars (CDN $50,000) and Two Million (2,000,000) shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN $25,000 on or before January 31, 2012; CDN $25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012. Additionally, upon commencement of commercial production of the Garrett Property, the Company will pay to Fire Lake a royalty equal to two percent (2%) of all net smelter returns on minerals from the Property.

CDN $50,000 is approximately USD $48,841 and CDN $25,000 is approximately USD $24,420.

Lucas Property (formerly known as the Elijah Property)

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests found on that certain Elijah Property (now known as the “Lucas Property”) located in the Townships of Churchill and Asquith, Ontario, Canada (the “Conveyed Property”). As consideration for the sale of the Conveyed Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

$50,000 CDN (USD $48,841) according to the following schedule:

(a)

$10,000 CDN (USD $9,768) upon execution of the Agreement;

(b)

$15,000 CDN (USD $14,652) due on March 30, 2012;

(c)

$15,000 CDN (USD $14,652) due on June 30, 2012; and

(d)

$10,000 CDN (USD $9,768) due on July 30, 2012.

2)

subject to the approval of the Board of Directors of the Company, One Million (1,000,000) common shares of Company on or before March 30, 2012; and

3)

complete $200,000 CDN (USD $195,364) of Expenditures (as defined in the Original and Amended Agreement) on the Conveyed Property on or before February 10, 2014. Upon completion of payment for the Conveyed Property in the aggregate amount of $50,000 CDN (USD $48,841) of Expenditures on the Conveyed Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

Kenty Gold Property

McClay Conveyed Property.  On October 4, 2012, the Company entered into and closed a mineral property acquisition agreement (the “McClay Agreement”) with Brian McClay, a British Columbia, Canada resident (“McClay”), pursuant to which McClay agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on the Kenty Gold Property located in the Townships of Swayze and Dore, Ontario, Canada (the “McClay Conveyed Property”).

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)

Closing Date.  CDN $50,000 (USD $48,841) within three (3) business days following the closing date.

(b)

February 4, 2013.

(i)

CDN $100,000 (USD $97,682) on or before February 4, 2013; and

(ii)

200,000 common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

CDN $150,000 (USD $146,523) on or before April 4, 2013; and

(ii)

200,000 common shares of Company on or before April 4, 2013.

(d)

October 4, 2013.

(i)

CDN $300,000 (USD $293,046) on or before October 4, 2013; and

(ii)

250,000 common shares of Company on or before October 4, 2013.

(e)

April 4, 2014.

(i)

CDN $300,000 (USD $293,046) on or before April 4, 2014; and

(ii)

250,000 common shares of Company on or before April 4, 2014.

(f)

October 4, 2014.

(i)

CDN $300,000 (USD $293,046) on or before October 4, 2014; and

(ii)

250,000 common shares of Company on or before October 4, 2014.

(g)

April 4, 2015.

(i)

CDN $300,000 (USD $293,046) on or before April 4, 2015; and

(ii)

550,000 common shares of Company on or before April 4, 2015.

(h)

Reserve.  Upon completion of a NI 43-101 compliant Indicated Reserve of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN $1,000,000 (USD $976,820) to McClay.

(i)

Production.

(i)

Upon production of 1,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN $1,000,000 (USD $976,820) to McClay.

(ii)

Upon production of 3,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN $2,000,000 (USD $1,953,640) to McClay.

(iii)

Upon production of 5,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN $2,000,000 (USD $1,953,640) to McClay.

(j)

Early Buyout Option.  Company shall have the option of early buyout within one year of execution for a cash payment of CDN $750,000 (USD $732,615) and 750,000 common shares of Company.

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000.00 (USD $1,465,230).

Coppell Claims.  Through a certain mineral property acquisition agreement executed and closed on January 17, 2013 (the “Coppell Agreement”), the Company acquired certain mineral interests found on the Kenty Gold Property located in the Coppell Township, Ontario, Canada (the “Coppell Claims”) from Shelly Moretti, Jacques Robert, and Michael Tremblay, collectively, the beneficial owners of an undivided one hundred percent interest in the Coppell Claims (collectively, the “Sellers”).  As consideration for the sale of the Coppell Claims, the Company agreed to deliver the following to the Sellers in the manner set forth below:

(a)

Four Thousand and No/100 Dollars (CDN$4,000.00) within ten (10) days following the Closing Date;

(b)

Eighty Thousand (80,000) common shares of the Company on or before February 4, 2013; and

(c)

Upon the commencement of Commercial Production (as defined in the Coppell Agreement), the Company shall pay to Sellers a royalty in an amount equal to two percent (2%) of all Net Smelter Returns (as defined in the Coppell Agreement) on minerals mined from the Coppell Claims (the “Seller NSR”) on the terms and conditions as set out in the Coppell Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Sellers shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,000,000.00.

CDN $4,000 is approximately USD $3,907.

CDN $1,000,000 is approximately USD $976,820.

Mortimer Claims.  On February 11, 2013, the Company entered into and closed a mineral property acquisition agreement (the “Red Pine Agreement”) with Red Pine Exploration Inc., an entity formed under the laws of Canada (“Red Pine”), pursuant to which Red Pine agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on the Kenty Property located in the Townships of Swayze, Rollo, Denyes, Heenan and Dore, Ontario, Canada (the “Mortimer Claims”).  As consideration for the sale of the Mortimer Claims, the Company agreed to deliver the following to Red Pine in the manner set forth below:

(a)

On the Closing Date.  Twenty Five Thousand and No/100 Dollars (CDN$25,000.00) within ten (10) business days following the Closing Date;

(b)

After the Closing Date.

(i)

One Hundred Thousand and No/100 Dollars (CDN $100,000.00) on or before March 15, 2013; and

(ii)

250,000 shares of the Company’s common stock to be issued on or before March 15, 2013 (the “Purchase Shares”).  The Purchase Shares shall have an implied market value of CDN$100,000 on the date of issue.  If, on July 15, 2013, the market value of the Purchase Shares is less than CDN $100,000 on a Recognized Stock Exchange, then the Company, at its sole option, will (a) issue to the Red Pine additional shares necessary so that the aggregate market value of the Purchase Shares and the additional shares is equal to CDN $100,000 or (b) pay to Red Pine the difference between the market value of the Purchase Shares and CDN $100,000.

As used herein, “Recognized Stock Exchange” means (a) the Toronto Stock Exchange, (b) the Toronto Venture Stock Exchange, (c) any US securities exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act, (d) the OTC Bulletin Board (OTCBB), or (e) Pink OTC Markets, Inc.

If Red Pine desires to dispose of the shares on or after July 15, 2013, and Company’s common shares are not then listed on a Recognized Stock Exchange, then, upon notice to Company from Red Pine, Company shall pay an amount equal to CDN $100,000 less any additional amount paid pursuant to Section 3(b)(ii) of the Red Pine Agreement to repurchase the Purchase Shares and any additional shares issued pursuant to Section 3(b) of the Red Pine Agreement.  If the Company is unable to pay such amount, Red Pine has the right to require the Company to transfer the properties back into the Red Pine’s name.

(c)

In addition, upon the commencement of Commercial Production (as defined in the Red Pine Agreement),

(i)

the Company shall pay to Red Pine a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the Red Pine Agreement) on minerals mined from the Mortimer Claims (the “Red Pine NSR”) on the terms and conditions as set out in the Red Pine Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Red Pine shall sell to Company one hundred percent (100%) of the Red Pine NSR for a purchase price of CDN $2,000,000.00.

(ii)

the Company will pay to Charlie Mortimer a royalty equal to 2% of all net smelter returns on minerals from the Mortimer Claims, with a buyout option of One Percent (1%) of the net smelter royalty for a one-time payment of CDN $1,000,000.

CDN $25,000 is approximately USD $24,420.

CDN $100,000 is approximately USD $97,682.

CDN $2,000,000 is approximately USD $1,953,640.

CDN $1,000,000 is approximately USD $976,820.

All currency conversions in this Current Business of Issuer, Mineral Property Acquisitions, and Recent Material Transactions section are expressed as of the date of this filing.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of May 20 2013, we had cash on hand of $1,325 and current liabilities of $1,319,000.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2013, net cash used in operating activities was $146,948 compared with $249,088 used in operating activities for the three months ended March 31, 2012.  The cash flow used in operating activities in the three months ended March 31, 2013, was primarily the result of consulting, management, exploration, administrative, legal and audit fees.  The cash flow used in operating activities in the three months ended March 31, 2012, was primarily the result of exploration, administrative, legal and audit fees.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2013, net cash used in investing activities was $138,166 compared with $17,544 used in investing activities for the three months ended March 31, 2012.  The cash flow used in investing activities in the three months ended March 31, 2013, was primarily the result of mineral rights acquisition.  The cash flow used in investing activities in the three months ended March 31, 2012, was primarily the result of mineral rights acquisition.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2013, net cash provided by financing activities was $313,075 compared with $258,946 provided by financing activities for the three months ended March 31, 2012.  The cash flow provided by financing activities in the three months ended March 31, 2013, was primarily derived from issuance of stock and shareholder advances.  The cash flow provided by financing activities in the three months ended March 31, 2012, was primarily derived from issuance of stock.

Results of Operations

Comparison of Three Months Ended March 31, 2013, to Three Months Ended March 31, 2012

We did not earn any revenues during the three months ended March 31, 2013, and March 31, 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $189,989 for the three months ended March 31, 2013, from $29,368 for the three months ended March 31, 2012.  The increase in management fees was primarily attributable to increased activity.

Consulting Fees.  Consulting fees increased to $316,707 for the three months ended March 31, 2013, from $87,216 for the three months ended March 31, 2012.  The increase in consulting fees was primarily attributable to increased activity.

Exploration Expenses.  Exploration expenses decreased to $27,108 for the three months ended March 31, 2013, from $79,338 for the three months ended March 31, 2012.  The decrease in exploration expenses was due to decreased activity due to lack of funds.

General and Administrative Expenses.  General and administrative expenses increased to $37,360 for the three months ended March 31, 2013, from $20,800 for the three months ended March 31, 2012.  The increase in general and administrative expenses is primarily related to increased activity.

Professional Fees.  Professional fees decreased to $9,073 for the three months ended March 31, 2013, from $57,371 for the three months ended March 31, 2012.  The decrease in professional fees was primarily due to decreased activity due to lack of funds.

Interest Expense.  Interest expense increased to $7,551 for the three months ended March 31, 2013, compared with $4,616 for the three months ended March 31, 2012.  The increase in interest expense was primarily due to increase in advances from shareholders.

Depreciation.  Depreciation expenses neither increased nor decreased from $336 for the three months ended March 31, 2013, from $336 for the three months ended March 31, 2012.

Net Income (loss).  For the three months ended March 31, 2013, we incurred a net loss of $588,124 as compared to a net loss of $307,625 for the three months ended March 31, 2012.  The increase in net loss was primarily a result of increased activity.

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

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended March 31, 2013, the Company issued shares of the Company’s common stock as provided in further detail below.

Pursuant to the terms and conditions of that certain mineral property acquisition agreement entered into on October 4, 2012, with Brian McClay, we agreed to issue to Brian McClay: (i) 200,000 shares of common stock of Company on or before February 4, 2013; (ii) 200,000 shares of common stock of Company on or before April 4, 2013; (iii) 250,000 shares of common stock of Company on or before October 4, 2013; (iv) 250,000 shares of common stock of Company on or before April 4, 2014; (v) 250,000 shares of common stock of Company on or before October 4, 2014; and (vi) 550,000 shares of common stock of Company on or before April 4, 2015.  Pursuant to this agreement, the shares due on February 4, 2013, were issued on February 1, 2013.

Pursuant to the terms and conditions of that certain mineral property acquisition agreement entered into on January 17, 2013, with Shelly Moretti, Jacques Robert, and Michael Tremblay (collectively, the “Sellers”), the Company agreed to issue to Sellers 80,000 shares of common stock of the Company on or before February 4, 2013.  Pursuant to the agreement, of the shares due on February 4, 2013, 20,000 were issued to Moretti on April 8, 2013, 20,000 were issued to Robert on April, 4, 2013 and 40,000 due to Tremblay have not yet been issued.

Pursuant to the terms and conditions of that certain mineral property acquisition agreement (the “Red Pine Agreement”) entered into on February 11, 2013, with Red Pine Exploration Inc. (“Red Pine”), the Company agreed to issue to Red Pine 250,000 shares of common stock of the Company on or before March 15, 2013, subject to subsequent issuance of additional shares under certain conditions further detailed above in Section (b) of Part I, Item 2, and in the Red Pine Agreement.  Pursuant to the Red Pine Agreement, the shares due on March 15, 2013, were issued on March 15, 2013.

For the quarter ended March 31, 2013, the Company issued 311,111 shares of common stock pursuant to private placement transactions at a price of $0.30 per share and for total cash proceeds of $78,575.

For the quarter ended March 31, 2013, the Company issued 2,695,909 shares of common stock to directors, consultants, and employees of the Company as signing bonuses and for services rendered.

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

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	Mineral Property Acquisition Agreement, by and between Company and 2214098 Ontario Ltd., entered into on December 23, 2010

*10.2	Mineral Property Acquisition Agreement, by and between Company and Fire Lake Resources Inc., entered into on June 25, 2011

*10.3	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012

*10.4	Mineral Property Acquisition Agreement, by and between Company and Brian McClay, entered into on October 4, 2012

10.5	Mineral Property Acquisition Agreement, by and between the Company and Shelly Moretti, Jacques Robert, and Michael Tremblay, entered into on January 17, 2013

Exhibit	Description

*10.6	Mineral Property Acquisition Agreement, by and between Company and Red Pine Exploration Inc., entered into on February 11, 2013

*10.7	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.8	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.9	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.10	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Joshua Gold Resources Inc.

Dated: May 20, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 20, 2013	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)