Form 10-Q/A
period 2013-03-31
JOSHUA GOLD RESOURCES INC
filed 2013-06-07
CIK 1475430

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

As of May 20, 2013, there were 79,138,896 shares of common stock, par value $0.0001, issued and outstanding.

Explanatory Note

Joshua Gold Resources Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing”) for the purpose of furnishing Exhibit 101 (Interactive Data Files) in accordance with Rule 405 of Regulation S-T and Exhibit 10.5, Mineral Property Acquisition Agreement, by and between the Company and Shelly Moretti, Jacques Robert, and Michael Tremblay, entered into on January 17, 2013.

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

Joshua Gold Resources Inc.

Dated: June 7, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: June 7, 2013	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)