Form 10-Q
period 2013-06-30
JOSHUA GOLD RESOURCES INC
filed 2013-08-20
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 81,262,996 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTICE OF NO AUDITOR REVIEW OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of the Company have been prepared by and are the responsibility of the Company’s management. The Company’s independent auditor has not performed a review of these financial statements in accordance with the standards established by the Public Company Accounting Oversight Board for a review of interim financial statements by an entity’s auditor due to outstanding liabilities payable to the auditor.  The Company intends to have the financial statements reviewed and update this filing upon settlement of the outstanding liabilities with its auditor.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

June 30 2013 (Unaudited)	December 31, 2012 (Audited)

ASSETS

Current Assets
Cash	$ 111	$ 11,091
Accounts receivable	17,639	18,643
Notes receivable	11,250	11,250
Total Current Assets	29,000	40,984
Other Assets
Equipment	4,470	5,143
Mineral property interests	3,383,166	2,321,000
Total Other Assets	3,387,636	2,326,143
Total Assets	$ 3,416,636	$ 2,367,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness	$ -	$ -
Accounts payable and accrued liabilities	330,074	261,856
Advances from stockholders	385,328	291,130
Dividends payable	62,400	62,400
Due on mineral rights acquisition – current portion	759,000	634,000
Total Current Liabilities	1,536,802	1,249,386
Long Term Liabilities
Due on mineral rights acquisition	957,000	900,000
Total Liabilities	2,493,802	2,149,386
Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (June 30, 2012 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 81,262,996 shares issued and outstanding (June 30, 2012 – 95,412,062)	8,117	7,555
Deferred stock based Compensation	(553,297)	(1,217,254)
Additional paid-in capital	4,707,827	3,013,477
Stock to be issued	1,396,906	2,046,455
Subscriptions receivable	(25,000)	(195,000)
Accumulated other comprehensive (loss) income	(8,515)	(3,647)
Retained Earnings	(3,429,001)	(3,433,869)
Current Earnings	(1,174,227)	-
Total Stockholders' Equity	922,834	217,741
Total Liabilities and Stockholders' Equity	$ 3,416,636	$ 2,367,127

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
OPERATING EXPENSES
Management fees	$ 189,989	$ 327,059
Consulting fees	289,046	198,390
Exploration	1,767	29,170
Professional fees	28,276	22,065
General and administrative	36,064	55,043
Interest	10,813	6,365
Depreciation	336	333
TOTAL OPERATING EXPENSES	556,294	638,425
LOSS FROM CONTINUING OPERATIONS	(556,294	(638,425)
Loss from discontinued operations	-	-
NET LOSS	$ (556,294)	$ (638,425)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	-	23,083
COMPREHENSIVE LOSS	$ (556,294)	$ (615,342)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	82,522,134	94,996,261

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For the Period from Inception July 10, 2009 to June 30, 2013
OPERATING EXPENSES
Management fees	$ 379,978	$ 356,427	$ 1,583,775
Consulting fees	605,753	285,606	1,443,487
Exploration	28,875	108,508	321,540
General and administrative	73,424	75,843	272,115
Professional fees	67,160	79,436	290,932
Interest	18,364	10,981	62,010
Depreciation	673	669	17,239
Loss on Disposal of mineral rights	-	-	112,686
TOTAL OPERATING EXPENSES	1,174,227	917,470	4,103,784
LOSS FROM CONTINUING OPERATIONS	(1,174,227)	(917,470)	(4,103,784)
Loss from discontinued operations	-	-	(441,486)
NET LOSS	$ (1,174,227)	$ (917,470)	$ (4,545,270)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	-	(5,497)	(3,647)
COMPREHENSIVE LOSS	$ (1,174,227)	$ (922,967)	$ (4,548,917)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	82,522,134	94,600,006

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from Inception (July 10, 2009) to June 30, 2013
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (1,174,227)	$ (917,470)	$ (4,103,784)
Adjustments for non-cash items:
Depreciation	673	669	17,239
Loss on disposal of mineral rights	-	-	112,686
Stock-based compensation	884,749	473,151	2,531,584
Accrued interest on advances from stockholders	18,364	10,981	62,010
Adjustments for changes in working capital:
Accounts receivable	1,004	(14,023)	(17,639)
Accounts payable and accrued liabilities	68,219	110,650	330,074
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(201,219)	(336,042)	(1,067,831)
FINANCING ACTIVITIES
Proceeds from bank overdraft	-	4,201	-
Notes receivable	-	-	(11,250)
Due on mineral rights acquisition	182,000	-	154,337
Shares issued for mineral rights acquisition	736,000	32,464	736,000
Advances from stockholders	94,198	91,794	306,597
Repurchase of Common shares	(3,500)	--	(3,500)
Proceeds on issuance of capital stock	248,575	236,19999	1,292,891
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	1,257,273	364,658	2,475,075
INVESTING ACTIVITIES
Mineral rights	(1,062,166)	(49,945)	(1,305,416)
Acquisition of equipment	-	-	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(1,062,166)	(49,945)	(1,312,038)
NET INCREASE IN CASH FROM CONTINUING OPERATIONS	(6,112)	(21,329)	95,206
CASH FLOWS FOR DISCONTINUED OPERATIONS OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on the long-term loan for discontinued operations	-	-	1,213
Liabilities from discontinued operations	-	-	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	(164,960)
FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	-
NET (DECREASE) INCREASE CASH FROM DISCONTINUED OPERATIONS	-		(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,868)	(3,237)	69,865
NET (DECREASE) INCREASE IN CASH	(10,980)	(24,566)	111
CASH, BEGINNING OF YEAR	11,091	24,566	-
CASH, END OF PERIOD	$ 111	$ -	$ 111

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to June 30, 2013

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

2.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

3.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $1,174,227 for the period ended June 30, 2013, and a working capital deficit of $1,507,801 as of June 30, 2013. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

4.

Mineral Property Interests

Mineral Properties
Carson Property acquisition (a)	$ 185,186
Garrett Property acquisition (b)	200,000
Balance at December 31, 2011	385,186
Elijah Property acquisition (c)	145,000
Kenty Property acquisition (d)	1,976,000
Carson Property disposition (a)	(185,186)
Balance at December 31, 2012	$ 2,321,000
Coppell Property acquisition (e)	28,000
Mortimer Property acquisition (f)	234,166
Neville Property acquisition (g)	150,000
Cree Property acquisition (h)	650,000
Balance at June 30, 2013	$ 3,383,166

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

On December 13, 2012, the Company terminated its acquisition agreement for the Carson Lake Property with 2214098 Ontario Ltd. Under the terms of the agreement, the Company returned the property to the vendor, and both parties are released from any further obligation under the agreement. The Company has reflected the termination as a loss on disposal of mineral property on the statement of operations of $112,686.

b)

Garrett Property (formerly known as the Eric and Huffman Property)

On June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property,” now known as the “Garrett Property”) in consideration for the sum of CDN$50,000 and 2,000,000 shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN$25,000 on or before January 31, 2012; CDN$25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012.  Additionally, upon commencement of commercial production of the Garrett Property, the Company will pay to Fire Lake a royalty equal to two percent (2%) of all net smelter returns on minerals from the Property.

c)

Lucas Property (formerly known as the Elijah Property)

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests located in the Townships of Churchill and Asquith, Ontario, Canada (the “Lucas Property”).  As consideration for the sale of the Lucas Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

CDN$50,000 according to the following schedule:

(a)

CDN$10,000 upon execution of the Agreement;

(b)

CDN$15,000 due on March 30, 2012;

(c)

CDN$15,000 due on June 30, 2012; and

(d)

CDN$10,000 due on July 30, 2012.

2)

subject to the approval of the Board of Directors of the Company, 1,000,000 common shares of Company on or before March 30, 2012; and

3)

complete CDN$200,000 of Expenditures (as defined in the Original and Amended Agreement) on the Lucas Property on or before February 10, 2014.  Upon completion of payment for the Lucas Property in the aggregate amount of CDN$50,000 of Expenditures on the Lucas Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

d)

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

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)

Closing Date. CDN$50,000 within three (3) business days following the closing date.

(b)

February 4, 2013.

(i)

CDN$100,000 on or before February 4, 2013; and

(ii)

200,000 common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

CDN$150,000 on or before April 4, 2013; and

(ii)

200,000 common shares of Company on or before April 4, 2013.

(d)

October 4, 2013.

(i)

CDN$300,000 on or before October 4, 2013; and

(ii)

250,000 common shares of Company on or before October 4, 2013.

(e)

April 4, 2014.

(i)

CDN$300,000 on or before April 4, 2014; and

(ii)

250,000 common shares of Company on or before April 4, 2014.

(f)

October 4, 2014.

(i)

CDN$300,000 on or before October 4, 2014; and

(ii)

250,000 common shares of Company on or before October 4, 2014.

(g)

April 4, 2015.

(i)

CDN$300,000 on or before April 4, 2015; and

(ii)

550,000 common shares of Company on or before April 4, 2015.

(h)

Reserve.  Upon completion of a NI 43-101 compliant Indicated Reserve of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

(i)

Production.

(i)

Upon production of 1,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

(ii)

Upon production of 3,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(iii)

Upon production of 5,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(j)

Early Buyout Option.  Company shall have the option of early buyout within one year of execution for a cash payment of CDN$750,000 and 750,000 common shares of Company.

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000.

e)

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

(a)

CDN$4,000 within ten (10) days following the Closing Date;

(b)

80,000 common shares of the Company on or before February 4, 2013; and

(c)

Upon the commencement of Commercial Production (as defined in the Coppell Agreement), the Company shall pay to Sellers a royalty in an amount equal to two percent (2%) of all Net Smelter Returns (as defined in the Coppell Agreement) on minerals mined from the Coppell Claims (the “Seller NSR”) on the terms and conditions as set out in the Coppell Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Sellers shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,000,000.

f)

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

(a)

On the Closing Date.  CDN$25,000 within ten (10) business days following the Closing Date;

(b)

After the Closing Date.

(i)

CDN$100,000 on or before March 15, 2013; and

(ii)

250,000 shares of the Company’s common stock to be issued on or before March 15, 2013 (the “Purchase Shares”).  The Purchase Shares shall have an implied market value of CDN$100,000 on the date of issue.  If, on July 15, 2013, the market value of the Purchase Shares is less than CDN$100,000 on a Recognized Stock Exchange, then the Company, at its sole option, will (a) issue to the Red Pine additional shares necessary so that the aggregate market value of the Purchase Shares and the additional shares is equal to CDN$100,000 or (b) pay to Red Pine the difference between the market value of the Purchase Shares and CDN$100,000.

As used in the Red Pine Agreement, “Recognized Stock Exchange” means (a) the Toronto Stock Exchange, (b) the Toronto Venture Stock Exchange, (c) any US securities exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act, (d) the OTC Bulletin Board (OTCBB), or (e) Pink OTC Markets, Inc.

If Red Pine desires to dispose of the shares on or after July 15, 2013, and Company’s common shares are not then listed on a Recognized Stock Exchange, then, upon notice to Company from Red Pine, Company shall pay an amount equal to CDN$100,000 less any additional amount paid pursuant to Section 3(b)(ii) of the Red Pine Agreement to repurchase the Purchase Shares and any additional shares issued pursuant to Section 3(b) of the Red Pine Agreement.  If the Company is unable to pay such amount, Red Pine has the right to require the Company to transfer the properties back into the Red Pine’s name.

(c)

In addition, upon the commencement of Commercial Production (as defined in the Red Pine Agreement),

(i)

the Company shall pay to Red Pine a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the Red Pine Agreement) on minerals mined from the Mortimer Claims (the “Red Pine NSR”) on the terms and conditions as set out in the Red Pine Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Red Pine shall sell to Company one hundred percent (100%) of the Red Pine NSR for a purchase price of CDN$2,000,000.

(ii)

the Company will pay to Charlie Mortimer a royalty equal to 2% of all net smelter returns on minerals from the Mortimer Claims, with a buyout option of One Percent (1%) of the net smelter royalty for a one-time payment of CDN$1,000,000.

g)

Neville Claims.

On June 3, 2013, the Company entered into and closed a mineral property acquisition agreement (the “Neville Agreement”) with Midnight Capital Corp., an entity formed under the laws of Canada (“MCC”), pursuant to which MCC agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests consisting of six (6) staked land claims located in the Townships of Neville and St. Louis, Ontario, Canada (the “Neville Property”).  As consideration for the sale of the Neville Property, the Company paid CDN$1 and issued 500,000 shares of the Company’s common stock.  Scott Keevil is the president and sole shareholder of MCC.  Immediately prior to the closing of the Neville Agreement, Mr. Keevil held a 4.63% beneficial ownership interest in the Company.

h)

Cree Lake Property Claims.

On June 25, 2013, the Company entered into and closed a mineral property acquisition agreement (the “Cree Lake Agreement”) with MCC, pursuant to which MCC agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on property located in the Township of Swayze in the Province of Ontario, Canada (the “Cree Lake Property Claims”).  As consideration for the sale of the Cree Lake Property Claims, the Company agreed to pay CDN$200,000 and issue 1,500,000 shares of the Company’s common stock.  Immediately prior to the closing of the Cree Lake Agreement, Mr. Keevil held a 5.23% beneficial ownership interest in the Company.

In addition, the Company shall pay to Mantis Mineral Corp. (“Mantis”) a royalty in the amount of one and one-half percent (1.5%) Net Returns (as defined in the Cree Lake Agreement) from any production on the Cree Lake Property Claims on the terms and conditions as set out in the Cree Lake Agreement (the “Mantis NSR”).  Notwithstanding the foregoing, the Company may, at any time after closing, repurchase one-half (1/2) of the Mantis NSR (equal to seventy-five hundredths percent (0.75%) Net Returns) from Mantis for additional consideration of CDN$1,500,000.

The Cree Lake Property Claims are subject to a NSR (as defined in the Cree Lake Agreement) providing for a royalty payment by the Company in the amount of one and one-half percent (1.5%) from any production on claim numbers 4203295, 4203275, 4203296, and 4209811.  This NSR was granted in favor of Mr. Richard Rintala and Mr. Cecil Johnson prior to the execution of the Cree Lake Agreement.

The Cree Lake Property Claims are also subject to the Elcora Option (as defined in the Cree Lake Agreement) entered into between Elcora Resources Corp. (“Elcora”) and Mantis on October 3, 2012.  The Elcora Option provides Elcora the right to acquire a fifty-one percent (51%) undivided interest in the Cree Lake Property Claims by making cash payments in the amount of CDN$50,000, issuing 3,000,000 common shares of Elcora, and completing work programs on the Cree Lake Property Claims with a total minimum value of CDN$1,000,000 over a four (4) year period.  Mantis is entitled to the first payment under the Elcora Option consisting of CDN$25,000 and 300,000 common shares of Elcora.  Thereafter, the Company is entitled to receive all subsequent payments made under the Elcora Option so long as the Company remains the sole holder of the Cree Lake Property Claims.

5.

Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties. These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

6.

Due On Mineral Rights Acquisitions

The Company is required to make certain payments in respect of its 2011 acquisition of the Garrett Property and its 2012 acquisitions of the Elijah Property and the Kenty Property and its 2013 acquisitions of the Mortimer Property, the Coppell Property, and the Cree Property. These payments are due to Firelake Resources Inc., Shining Tree Resources Corp., Brian McClay, Red Pine Exploration Inc., Shelly Moretti, Jacques Robert and Michael Tremblay (collectively), respectively, and Midnight Capital Corp.; the companies and individuals from which the properties were acquired. The amounts due are unsecured, non-interest bearing, and are due as follows:

2013 (six months)	$ 766,000
2014	650,000
2015	300,000
Total	$ 1,716,000

As of June 30, 2013, the Company is in arrears on its payments by $184,000. This amount has been included above in the installments due for 2013.

7.

Capital Stock

a)

Common Stock

During the six months ended June 30, 2013, the Company issued no shares of common stock pursuant to private placement transactions.

During the six months ended June 30, 2013, the Company issued 299,099 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $105,550.

During the six months ended June 30, 2013, the Company issued 40,000 shares of common stock to Shelly Moretti and Jaques Robert (note 4) in relation to previous mineral rights acquisitions. As of December 31, 2012, these shares were recorded within shares to be issued for $12,000.

b)

Stock To Be Issued

As of June 30, 2013, the Company has yet to issue 353,333 shares of common stock to Shining Tree and Michael Tremblay (note 4), in relation to a mineral rights acquisition.

As of June 30, 2013, the Company has yet to issue 4,303,020 shares of common stock to directors and consultants for services rendered. The Company has recorded stock-based compensation and stock to be issued of $1,290,906 in respect of these obligations.

c)

Subscriptions Receivable

During the six months ended June 30, 2013, the Company has received payments of $170,000 related to subscriptions receivable.

d)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.387	-
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	-	-	-

Granted	2,002,580	0.446	0.727
Expired	(3,723,397)	0.387	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2012	2,002,580	$ 0.446	0.727

Granted	266,667	0.446	0.727
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – June 30, 2013	2,269,247	$ 0.446	0.727

On various dates between January 1, 2013 and June 30, 2013, the Company issued 266,667 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase 1 share of common stock of the Company at exercise prices ranging from $0.30 to $0.60 per share for a term of 1 year from the issue date.

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

During the six months ended June 30, 2013, the Company issued 52,734 shares of common stock and a further 246,365 shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0.30 per share and resulted in compensation expense of $102,820. These fees were recorded as a component of consulting fees in the amount of $102,820 and management fees in the amount of NIL on the statement of operations.

8.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the six months ended June 30, 2013, the Company issued 52,734 shares of common stock as compensation to directors and officers of the Company. As of June 30, 2013, an additional 246,365 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $102,820 was recorded in relation to these shares.

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

(b)	Current Business of Issuer, Acquisitions of Current Mineral Property Holdings, and Recent Material Transactions.

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

Garrett Property (formerly known as the Eric and Huffman Property)

On June 25, 2011, the Company entered into a mineral property acquisition agreement (the “Fire Lake Acquisition Agreement”) with Fire Lake Resources Inc. (“Fire Lake”) whereby the Company agreed to purchase from Fire Lake certain mineral interests located in the townships of Eric and Huffman in the Province of Ontario, Canada (the “Eric and Huffman Property,” now known as the “Garrett Property”) in consideration for the sum of CDN$50,000 and 2,000,000 shares of common stock of the Company (the “Firelake Shares”), to be paid by Company to Fire Lake as follows: CDN$25,000 on or before January 31, 2012; CDN$25,000 on or before January 31, 2013; and delivery of the Fire Lake Shares on or before January 31, 2012.  Additionally, upon commencement of commercial production of the Garrett Property, the Company will pay to Fire Lake a royalty equal to two percent (2%) of all net smelter returns on minerals from the Property.

Lucas Property (formerly known as the Elijah Property)

On February 7, 2012, the Company entered into and closed a mineral property acquisition agreement (the “Original Agreement”), as amended and restated on February 13, 2012 (the “Amended Agreement”), with Shining Tree Resources Corp. (“Shining Tree”), pursuant to which Shining Tree agreed to sell to Company an undivided fifty percent (50%) interest in and to certain mineral interests located in the Townships of Churchill and Asquith, Ontario, Canada (the “Lucas Property”).  As consideration for the sale of the Lucas Property, the Company agreed to deliver the following to Shining Tree in the manner set forth below:

1)

CDN$50,000 according to the following schedule:

(a)

CDN$10,000 upon execution of the Agreement;

(b)

CDN$15,000 due on March 30, 2012;

(c)

CDN$15,000 due on June 30, 2012; and

(d)

CDN$10,000 due on July 30, 2012.

2)

subject to the approval of the Board of Directors of the Company, 1,000,000 common shares of Company on or before March 30, 2012; and

3)

complete CDN$200,000 of Expenditures (as defined in the Original and Amended Agreement) on the Lucas Property on or before February 10, 2014.  Upon completion of payment for the Lucas Property in the aggregate amount of CDN$50,000 of Expenditures on the Lucas Property, Shining Tree will issue to Company 1,000,000 common shares of Shining Tree on or before July 30, 2012.

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

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)

Closing Date.  CDN$50,000 within three (3) business days following the closing date.

(b)

February 4, 2013.

(i)

CDN$100,000 on or before February 4, 2013; and

(ii)

200,000 common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

CDN$150,000 on or before April 4, 2013; and

(ii)

200,000 common shares of Company on or before April 4, 2013.

(d)

October 4, 2013.

(i)

CDN$300,000 on or before October 4, 2013; and

(ii)

250,000 common shares of Company on or before October 4, 2013.

(e)

April 4, 2014.

(i)

CDN$300,000 on or before April 4, 2014; and

(ii)

250,000 common shares of Company on or before April 4, 2014.

(f)

October 4, 2014.

(i)

CDN$300,000 on or before October 4, 2014; and

(ii)

250,000 common shares of Company on or before October 4, 2014.

(g)

April 4, 2015.

(i)

CDN$300,000 on or before April 4, 2015; and

(ii)

550,000 common shares of Company on or before April 4, 2015.

(h)

Reserve.  Upon completion of a NI 43-101 compliant Indicated Reserve of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

(i)

Production.

(i)

Upon production of 1,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

(ii)

Upon production of 3,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(iii)

Upon production of 5,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(j)

Early Buyout Option.  Company shall have the option of early buyout within one year of execution for a cash payment of CDN$750,000 and 750,000 common shares of Company.

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000.

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

(a)

CDN$4,000 within ten (10) days following the Closing Date;

(b)

80,000 common shares of the Company on or before February 4, 2013; and

(c)

Upon the commencement of Commercial Production (as defined in the Coppell Agreement), the Company shall pay to Sellers a royalty in an amount equal to two percent (2%) of all Net Smelter Returns (as defined in the Coppell Agreement) on minerals mined from the Coppell Claims (the “Seller NSR”) on the terms and conditions as set out in the Coppell Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Sellers shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,000,000.

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

(a)

On the Closing Date.  CDN$25,000 within ten (10) business days following the Closing Date;

(b)

After the Closing Date.

(i)

CDN$100,000 on or before March 15, 2013; and

(ii)

250,000 shares of the Company’s common stock to be issued on or before March 15, 2013 (the “Purchase Shares”).  The Purchase Shares shall have an implied market value of CDN$100,000 on the date of issue.  If, on July 15, 2013, the market value of the Purchase Shares is less than CDN$100,000 on a Recognized Stock Exchange, then the Company, at its sole option, will (a) issue to the Red Pine additional shares necessary so that the aggregate market value of the Purchase Shares and the additional shares is equal to CDN$100,000 or (b) pay to Red Pine the difference between the market value of the Purchase Shares and CDN$100,000.

As used in the Red Pine Agreement, “Recognized Stock Exchange” means (a) the Toronto Stock Exchange, (b) the Toronto Venture Stock Exchange, (c) any US securities exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act, (d) the OTC Bulletin Board (OTCBB), or (e) Pink OTC Markets, Inc.

If Red Pine desires to dispose of the shares on or after July 15, 2013, and Company’s common shares are not then listed on a Recognized Stock Exchange, then, upon notice to Company from Red Pine, Company shall pay an amount equal to CDN$100,000 less any additional amount paid pursuant to Section 3(b)(ii) of the Red Pine Agreement to repurchase the Purchase Shares and any additional shares issued pursuant to Section 3(b) of the Red Pine Agreement.  If the Company is unable to pay such amount, Red Pine has the right to require the Company to transfer the properties back into the Red Pine’s name.

(c)

In addition, upon the commencement of Commercial Production (as defined in the Red Pine Agreement),

(i)

the Company shall pay to Red Pine a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the Red Pine Agreement) on minerals mined from the Mortimer Claims (the “Red Pine NSR”) on the terms and conditions as set out in the Red Pine Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon Company’s sole election, Red Pine shall sell to Company one hundred percent (100%) of the Red Pine NSR for a purchase price of CDN$2,000,000.

(ii)

the Company will pay to Charlie Mortimer a royalty equal to 2% of all net smelter returns on minerals from the Mortimer Claims, with a buyout option of One Percent (1%) of the net smelter royalty for a one-time payment of CDN$1,000,000.

Neville Claims.  On June 3, 2013, the Company entered into and closed a mineral property acquisition agreement (the “Neville Agreement”) with Midnight Capital Corp., an entity formed under the laws of Canada (“MCC”), pursuant to which MCC agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests consisting of six (6) staked land claims located in the Townships of Neville and St. Louis, Ontario, Canada (the “Neville Property”).  As consideration for the sale of the Neville Property, the Company paid CDN$1 and issued 500,000 shares of the Company’s common stock.  Scott Keevil is the president and sole shareholder of MCC.  Immediately prior to the closing of the Neville Agreement, Mr. Keevil held a 4.63% beneficial ownership interest in the Company.

Cree Lake Property Claims.  On June 25, 2013, the Company entered into and closed a mineral property acquisition agreement (the “Cree Lake Agreement”) with MCC, pursuant to which MCC agreed to sell to Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on property located in the Township of Swayze in the Province of Ontario, Canada (the “Cree Lake Property Claims”).  As consideration for the sale of the Cree Lake Property Claims, the Company agreed to pay CDN$200,000 and issue 1,500,000 shares of the Company’s common stock.  Immediately prior to the closing of the Cree Lake Agreement, Mr. Keevil held a 5.23% beneficial ownership interest in the Company.

In addition, the Company shall pay to Mantis Mineral Corp. (“Mantis”) a royalty in the amount of one and one-half percent (1.5%) Net Returns (as defined in the Cree Lake Agreement) from any production on the Cree Lake Property Claims on the terms and conditions as set out in the Cree Lake Agreement (the “Mantis NSR”).  Notwithstanding the foregoing, the Company may, at any time after closing, repurchase one-half (1/2) of the Mantis NSR (equal to seventy-five hundredths percent (0.75%) Net Returns) from Mantis for additional consideration of CDN$1,500,000.

The Cree Lake Property Claims are subject to a NSR (as defined in the Cree Lake Agreement) providing for a royalty payment by the Company in the amount of one and one-half percent (1.5%) from any production on claim numbers 4203295, 4203275, 4203296, and 4209811.  This NSR was granted in favor of Mr. Richard Rintala and Mr. Cecil Johnson prior to the execution of the Cree Lake Agreement.

The Cree Lake Property Claims are also subject to the Elcora Option (as defined in the Cree Lake Agreement) entered into between Elcora Resources Corp. (“Elcora”) and Mantis on October 3, 2012.  The Elcora Option provides Elcora the right to acquire a fifty-one percent (51%) undivided interest in the Cree Lake Property Claims by making cash payments in the amount of CDN$50,000, issuing 3,000,000 common shares of Elcora, and completing work programs on the Cree Lake Property Claims with a total minimum value of CDN$1,000,000 over a four (4) year period.  Mantis is entitled to the first payment under the Elcora Option consisting of CDN$25,000 and 300,000 common shares of Elcora.  Thereafter, the Company is entitled to receive all subsequent payments made under the Elcora Option so long as the Company remains the sole holder of the Cree Lake Property Claims.

The following table sets forth the conversion to U.S. Dollars for all amounts presented in Canadian Dollars in this Current Business of Issuer, Acquisitions of Current Mineral Property Holdings, and Recent Material Transactions section.  All currency conversions are approximate and expressed as of June 30, 2013.

CDN	USD	CDN	USD
$1	$0.95	$150,000	$143,157
$4,000	$3,817	$200,000	$190,876
$10,000	$9,543	$300,000	$286,314
$15,000	$14,315	$750,000	$715,785
$25,000	$23,859	$1,000,000	$954,380
$50,000	$47,719	$1,500,000	$1,431,570
$100,000	$95,438	$2,000,000	$1,908,761

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of June 30, 2013, we had cash on hand of $111 and current liabilities of $1,536,802.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the six months ended June 30, 2013, net cash used in operating activities was $(201,219) compared with $(336,042) used in operating activities for the six months ended June 30, 2012.  The cash flow used in operating activities in the six months ended June 30, 2013 was primarily the result of exploration, administration and professional fees.  The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of exploration, administration and professional fees.

Net cash used in investing activities.  During the six months ended June 30, 2013, net cash used in investing activities was $(1,062,166) compared with $(49,945) used in investing activities for the six months ended June 30, 2012.  The cash flow used in investing activities in the six months ended June 30, 2013 was primarily the result of acquisition of mineral rights.  The cash flow used in investing activities in the six months ended June 30, 2012 was primarily the result of acquisition of mineral rights.

Net cash provided by financing activities.  During the six months ended June 30, 2013, net cash provided by financing activities was $1,257,273 compared with $364,658 provided by financing activities for the six months ended June 30, 2012.  The cash flow provided by financing activities in the six months ended June 30, 2013 was primarily the result of stock issuances.  The cash flow provided by financing activities in the six months ended June 30, 2012 was primarily the result of stock issuances.

Results of Operations

Comparison of Three Months Ended June 30, 2013, to Three Months Ended June 30, 2012

We did not earn any revenues during the three months ended June 30, 2013, and June 30, 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees decreased to $189,989 for the three months ended June 30, 2013 from $327,059 for the three months ended June 30, 2012.  The decrease in management fees was primarily attributable to reduced activity.

Consulting Fees.  Consulting fees increased to $289,046 for the three months ended June 30, 2013 from $198,390 for the three months ended June 30, 2012.  The increase in consulting fees was primarily attributable to increased investor relations activity.

Exploration Expenses.  Exploration expenses decreased to $1,767 for the three months ended June 30, 2013 from $29,170 for the three months ended June 30, 2012.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses decreased to $36,064 for the three months ended June 30, 2013 from $55,043 for the three months ended June 30, 2012.  The decrease in general and administrative expenses was primarily related to decreased activity.

Professional Fees.  Professional fees increased to $28,276 for the three months ended June 30, 2013 from $22,065 for the three months ended June 30, 2012.  The increase in professional fees was primarily due to increase in legal activity.

Interest Expense.  Interest expense increased to $10,813 for the three months ended June 30, 2013 from $6,365 for the three months ended June 30, 2012.  The increase in interest expense was primarily due to increased amounts in loans.

Depreciation.  Depreciation expenses were $336 for the three months ended June 30, 2013 and $333 for the three months ended June 30, 2012.  The relative stability of the depreciation expenses was due to stability in depreciable assets over the periods.

Net Income (loss).  For the three months ended June 30, 2013, we incurred a net loss of $(556,294) as compared to a net loss of $(638,425) for the three months ended June 30, 2012.  The decrease in net loss was primarily a result of decreased activity.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Management Fees.  Management fees increased to $379,978 for the six months ended June 30, 2013 from $356,427 for the six months ended June 30, 2012.  The increase in management fees was primarily attributable to contract payments.

Consulting Fees.  Consulting fees increased to $605,753 for the six months ended June 30, 2013 from $285,606 for the six months ended June 30, 2012.  The increase in consulting fees was primarily attributable to increased activity in investor relations and property acquisitions.

Exploration Expenses.  Exploration expenses decreased to $28,875 for the six months ended June 30, 2013 from $108,508 for the six months ended June 30, 2012.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses decreased to $73,424 for the six months ended June 30, 2013 from $75,843 for the six months ended June 30, 2012.  The decrease in general and administrative expenses was primarily related to decreased activity.

Professional Fees.  Professional fees decreased to $67,160 for the six months ended June 30, 2013 from $79,436 for the six months ended June 30, 2012.  The decrease in professional fees was primarily due to decreased activity.

Interest Expense.  Interest expense increased to $18,364 for the six months ended June 30, 2013 from $10,981 for the six months ended June 30, 2012.  The increase in interest expense was primarily due to increased amounts in loans.

Depreciation.  Depreciation expenses were $673 for the six months ended June 30, 2013 from $669 for the six months ended June 30, 2012.  The relative stability of the depreciation expenses was due to stability in depreciable assets over the periods.

Net Income (loss).  For the six months ended June 30, 2013, we incurred a net loss of $(1,174,227) as compared to a net loss of $(917,470) for the six months ended June 30, 2012.  The increase in net loss was primarily a result of increased activity in investor relations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended June 30, 2013, the Company issued shares of the Company’s common stock as provided in further detail below.

Pursuant to the terms and conditions of that certain mineral property acquisition agreement entered into on June 3, 2013, with Midnight Capital Corp. (“MCC”), the Company issued 500,000 shares of common stock of the Company to Scott Keevil, MCC’s president and sole shareholder.  Immediately following and as a result of the issuance of these shares, Mr. Keevil’s beneficial ownership interest in the Company was 5.23%.

Pursuant to the terms and conditions of that certain mineral property acquisition agreement entered into on June 25, 2013, with Midnight Capital Corp. (“MCC”), the Company issued 1,500,000 shares of common stock of the Company to Fire Lake Resources Inc. pursuant to the written direction of MCC’s president and sole shareholder Scott Keevil.  Mr. Keevil is the President of Fire Lake Resources Inc.  Immediately following and as a result of the issuance of these shares, Mr. Keevil’s beneficial ownership interest in the Company was 6.98%.

For the quarter ended June 30, 2013, the Company issued 52,734 shares of common stock to directors, consultants, and employees of the Company as signing bonuses and for services rendered.

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

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.2	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.3	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.4	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

*10.5	Mineral Property Acquisition Agreement, by and between Company and Fire Lake Resources Inc., entered into on June 25, 2011

*10.6	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012

*10.7	Mineral Property Acquisition Agreement, by and between Company and Brian McClay, entered into on October 4, 2012

*10.8	Mineral Property Acquisition Agreement, by and between Company and Shelly Moretti, Jacques Robert, and Michael Tremblay, entered into on January 17, 2013

*10.9	Mineral Property Acquisition Agreement, by and between Company and Red Pine Exploration Inc., entered into on February 11, 2013

*10.10	Mineral Property Acquisition Agreement, by and between Company and MCC, entered into on June 3, 2013.

*10.11	Mineral Property Acquisition Agreement, by and between Company and MCC, entered into on June 25, 2013.

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit	Description

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Joshua Gold Resources Inc.

Dated: August 19, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 19, 2013	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)