Form 10-Q
period 2013-09-30
JOSHUA GOLD RESOURCES INC
filed 2013-11-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of September 30, 2013, there were 81,237,996 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets

As Of

September 30 2013 (Unaudited)	December 31, 2012 (Audited)

ASSETS

Current Assets
Cash	$ 611	$ 11,091
Accounts receivable	10,607	18,643
Notes receivable	11,250	11,250
Total Current Assets	22,468	40,984
Other Assets
Equipment	4,133	5,143
Mineral property interests	2,733,166	2,321,000
Total Other Assets	2,737,299	2,326,143
Total Assets	$ 2,759,767	$ 2,367,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness	$ -	$ -
Accounts payable and accrued liabilities	352,348	261,856
Advances from stockholders	395,886	291,130
Dividends payable	62,400	62,400
Due on mineral rights acquisition – current portion	559,000	634,000
Total Current Liabilities	1,369,634	1,249,385
Long Term Liabilities
Due on mineral rights acquisition	957,000	900,000
Total Liabilities	2,326,634	2,149,385
Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2012 – 240,000)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 81,237,996 shares issued and outstanding (December 31, 2012 -92,859,893)	8,118	7,555
Deferred stock based Compensation	(221,319)	(1,217,254)
Additional paid-in capital	4,707,827	3,013,477
Stock to be issued	983,906	2,046,455
Subscriptions receivable	(25,000)	(195,000)
Accumulated other comprehensive (loss) income	(8,515)	(3,647)
Retained Earnings	(3,429,001)	(3,433,868)
Current Earnings	(1,582,907)	-
Total Stockholders' Equity	433,133	217,742
Total Liabilities and Stockholders' Equity	$ 2,759,767	$ 2,367,128

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
OPERATING EXPENSES
Management fees	189,989	23,550
Consulting fees	201,989	283,021
Exploration	-	1,009
Professional fees	1,000	53,201
General and administrative	4,808	13,446
Interest	10,558	7,066
Depreciation	336	336
TOTAL OPERATING EXPENSES	408,680	381,629
LOSS FROM CONTINUING OPERATIONS	(408,680)	(381,629)
Loss from discontinued operations	-	-
NET LOSS	(408,680)	$ (381,629)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation		-
COMPREHENSIVE LOSS	(408,680)	$ (381,629)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	82,522,134	94,996,261

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For the Period from Inception July 10, 2009 to September 30, 2013
OPERATING EXPENSES
Management fees	$ 569,967	$ 374,291	$ 1,773,764
Consulting fees	807,742	567,851	1,645,476
Exploration	28,875	110,115	321,540
General and administrative	78,232	135,026	276,923
Professional fees	68,160	87,759	291,932
Interest	28,922	18,107	72,568
Depreciation	1,009	1,009	17,575
Loss on Disposal of mineral rights	-	-	112,686
TOTAL OPERATING EXPENSES	1,582,907	1,294,158	4,512,464
LOSS FROM CONTINUING OPERATIONS	(1,582,907)	(1,294,158)	(4,512,464)
Loss from discontinued operations	-	-	(441,486)
NET LOSS	$ (1,582,907)	$ (1,294,158)	$ (4,953,950)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	-	-	(3,647)
COMPREHENSIVE LOSS	$ (1,582,907)	$ (1,294,158)	$ (4,957,597)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	82,522,134	95,464,907

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from Inception (July 10, 2009) to September 30, 2013
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (1,582,907)	$ (1,294,158)	$ (4,512,464)
Adjustments for non-cash items:
Depreciation	1,009	1,009	17,575
Stock-based compensation	1,254,727	735,841	2,901,562
Accrued interest on advances from stockholders	28,922	18,107	72,568
Loss on disposal of mineral rights	-	-	112,686
Adjustments for changes in working capital:
Accounts receivable	8,036	12,046	(10,607)
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	90,493	125,482	352,348
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(199,720)	(401,673)	(1,066,332)
FINANCING ACTIVITIES
Notes receivable	-	-	(11,250)
Advances from stockholders	104,756	102,700	317,155
Due on mineral rights acquisition	(18,000)	(32,500)	(45,663)
Shares issued for mineral rights acquisition	450,000	-	450,000
Repurchase of Common shares	(3,500)	-	(3,500)
Proceeds on issuance of capital stock	78,575	336,000	1,122,891
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	611,831	406,200	1,829,633
INVESTING ACTIVITIES
Deposit on mineral rights	(412,166)	-	(655,416)
Acquisition of equipment	-	-	(6,622)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(412,166)	-	(662,038)
NET (DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS	(55)	4,527	101,263

CASH FLOWS FOR DISCONTINUED OPERATIONS
OPERATING ACTIVITIES
Loss from discontinued operations	-	-	(441,486)
Adjustments for non-cash items:
Stock-based compensation	-	-	270,859
Interest accrued on the long term loan for discontinued operations	-	-	1,213
Adjustments for changes in working capital:
Liabilities from discontinued operations	-	-	4,454
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-	(164,960)
FINANCING ACTIVITIES
Issuance of common stock for cash	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	-
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	-	(164,960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,425)	2,720	69,865
NET (DECREASE) INCREASE IN CASH	(10,480)	7,247	611
CASH, BEGINNING OF PERIOD	11,091	24,566
CASH, END OF PERIOD	$ 611	$ 31,813	$ 611

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from Inception (July 10, 2009) to September 30, 2013

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

The Company currently has the rights to three mineral properties, the Garrett Property in Ontario, Canada, and the Elijah Property in Shining Tree, Ontario, Canada, and the Kenty Property in Ontario, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

3.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $1,582,907 for the period ended September 30, 2013, and a working capital deficit of $1,347,166 as of September 30, 2013. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

4.

Mineral Property Interests

Mineral Properties
Carson Property acquisition (a)	$ 185,186
Garrett Property acquisition (b)	200,000
Balance at December 31, 2011	385,186
Elijah Property acquisition (c)	145,000
Kenty Property acquisition (d)	1,976,000
Carson Property disposition (a)	(185,186)
Balance at December 31, 2012	$ 2,321,000
Mortimer Property acquisition (e)	234,166
Coppell Property acquisition (f)	28,000
Neville Property acquisition (g)	150,000
Cree Property acquisition (h)	650,000
Balance at December 31, 2012	$ 3,383,166

Cree Property disposal (h)	(650,000)

Balance at September 30, 2013	$ 3,383,166

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

As at September 30, 2013 the Company had failed to make the required payment of CDN$200,000 and the Cree Property reverted back to MCC.  The Company issued 1,500,000 shares of the Company’s common stock on June 25, 2013 in consideration of the Cree Property, which the Company intends to cancel.  However, the shares remain outstanding as of September 30, 2013.  The parties have terminated the Cree Lake Agreement without further obligations or penalty.

4.

Advances From Stockholders

The Company has advances from stockholders due to various individuals and corporations who are not related parties.  These amounts are unsecured, interest-bearing at 12% per annum, and are due on demand.

5.

Due On Mineral Rights Acquisitions

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)

Due to Red Pine Inc. re Mortimer Property	$ 50,000	$ -
Due to Firelake Resources Inc. re Eric & Huffman Property	51,000	44,000
Due to Mclay re Kenty Property	1,325,000	1,450,000
Due to Hadrian Ventures re Kenty Property	50,000	50,000
Due to Shining Tree re Churchill & Asquith Property	40,000	40,000
	1,516,000	1,534,000
Less: current portion	559,000	(634,000)
Long-Term Debt	$ 957,000	900,000

The Company is required to make certain payments in respect of its 2011 acquisition of the Garrett Property and its 2012 acquisitions of the Elijah Property and the Kenty Property and its 2013 acquisitions of the Mortimer Property, and the Coppell Property. These payments are due to Firelake Resources Inc., Shining Tree Resources Corp., Brian McClay, Red Pine Exploration Inc. and Shelly Moretti, Jacques Robert and Michael Tremblay (collectively), respectively; the companies and individuals from which the properties were acquired. The amounts due are unsecured, non-interest bearing, and are due as follows:

2013 (three months)	$ 559,000
2014	657,000
2015	300,000
Total	$ 1,516,000

As of June 30, 2013, the Company is in arrears on its payments by $184,000. This amount has been included above in the installments due for 2013.

6.

Capital Stock

a)

Common Stock

During the nine months ended September 30, 2013, the Company issued no shares of common stock pursuant to private placement transactions.

During the nine months ended September 30, 2013, the Company issued 299,099 shares of common stock to directors of the Company for services rendered. These transactions have been recorded as stock-based compensation with a total value of $105,550.

During the nine months ended September 30, 2013, the Company issued 40,000 shares of common stock to Shelly Moretti and Jaques Robert (note 4) in relation to previous mineral rights acquisitions. As of December 31, 2012, these shares were recorded within shares to be issued for $12,000.

b)

Stock To Be Issued

As of September 30, 2013, the Company has yet to issue 353,333 shares of common stock to Shining Tree and Michael Tremblay (note 4), in relation to a mineral rights acquisition.

As of September 30, 2013, the Company has yet to issue 4,303,020 shares of common stock to directors and consultants for services rendered. The Company has recorded stock-based compensation and stock to be issued of $1,290,906 in respect of these obligations.

c)

Subscriptions Receivable

During the nine months ended September 30, 2013, the Company has received payments of $103,247 related to subscriptions receivable, and recorded additional $63,500 subscriptions receivable for shares issued.

d)

Warrants

The below table summarizes the Company’s activity with respect to warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance – December 31, 2010	-	-	-

Granted	3,723,397	0.387	-
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2011	-	-	-

Granted	2,002,580	0.446	0.727
Expired	(3,723,397)	0.387	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – December 31, 2012	2,002,580	$ 0.446	0.727

Granted	266,667	0.446	0.727
Expired	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Balance – September 30, 2013	2,269,247	$ 0.446	0.727

On various dates between January 1, 2013 and September 30, 2013, the Company issued 266,667 warrants in connection with its private placements of common stock. Each warrant entitles the holder to purchase 1 share of common stock of the Company at exercise prices ranging from $0.30 to $0.60 per share for a term of 1 year from the issue date.

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

During the nine months ended September 30, 2013, the Company issued 52,734 shares of common stock and a further 246,365 shares became issuable in connection with stock-based compensation arrangements. These shares were valued at $0.30 per share and resulted in compensation expense of $102,820. These fees were recorded as a component of consulting fees in the amount of $102,820 and management fees in the amount of NIL on the statement of operations.

7.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

During the nine months ended September 30, 2013, the Company issued 52,734 shares of common stock as compensation to directors and officers of the Company. As of September 30, 2013, an additional 246,365 shares of common stock are due to be issued to directors and officers of the Company. Stock-based compensation of $102,820 was recorded in relation to these shares.

8.

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

The following table sets forth the conversion to U.S. Dollars for all amounts presented in Canadian Dollars in this Current Business of Issuer, Acquisitions of Current Mineral Property Holdings, and Recent Material Transactions section.  All currency conversions are approximate and expressed as of September 30, 2013.

CDN	USD	CDN	USD
$1	$0.97	$150,000	$145,462
$4,000	$3,879	$200,000	$193,949
$10,000	$9,697	$300,000	$290,923
$15,000	$14,546	$750,000	$727,308
$25,000	$24,244	$1,000,000	$969,744
$50,000	$48,487	$1,500,000	$1,454,616
$100,000	$96,974	$2,000,000	$1,939,488

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of September 30, 2013, we had cash on hand of $611 and current liabilities of $1,369,634.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2013.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the nine months ended September 30, 2013, net cash used in operating activities was $199,720 compared with $401,673 used in operating activities for the nine months ended September 30, 2012.  The cash flow used in operating activities in the nine months ended September 30, 2013 was primarily the result of management and consulting fees during the period, which was partially offset primarily by adjustments for stock-based compensation. The cash flow used in operating activities in the nine months ended September 30, 2012 was primarily the result of exploration, administration, management and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the nine months ended September 30, 2013, net cash used in investing activities was $412,166 compared with $Nil for the nine months ended September 30, 2012.  The cash flow used in investing activities in the nine months ended September 30, 2013 was primarily the result of the acquisition of mineral rights.

Net cash provided by financing activities.  During the nine months ended September 30, 2013, net cash provided by financing activities was $611,831 compared with $406,200 provided by financing activities for the nine months ended September 30, 2012. The cash flow provided by financing activities in the nine months ended September 30, 2013 was primarily the result of issuance of shares for mineral rights acquisitions and shareholder advances.  The cash flow provided by financing activities in the nine months ended September 30, 2012 was primarily the result of proceeds received on issuance of shares and shareholder advances.

Results of Operations

Comparison of Three Months Ended September 30, 2013, to Three Months Ended September 30, 2012

We did not earn any revenues during the three months ended September 30, 2013, and September 30, 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Management Fees.  Management fees increased to $189,989 for the three months ended September 30, 2013 from $23,550 for the three months ended September 30, 2012.  The increase in management fees was primarily attributable to recognition of deferred compensation.

Consulting Fees.  Consulting fees decreased to $201,989 for the three months ended September 30, 2013 from $283,021 for the three months ended September 30, 2012.  The decrease in consulting fees was primarily attributable to decrease in activity.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three months ended September 30, 2013 from $1,009 for the three months ended September 30, 2012.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses decreased to $4,808 for the three months ended September 30, 2013 from $13,446 for the three months ended September 30, 2012.  The decrease in general and administrative expenses was primarily related to decreased activity.

Professional Fees.  Professional fees decreased to $1,000 for the three months ended September 30, 2013 from $53,201 for the three months ended September 30, 2012.  The decrease in professional fees was primarily due to decreased activity.

Interest Expense.  Interest expense increased to $10,558 for the three months ended September 30, 2013 from $7,066 for the three months ended September 30, 2012.  The increase in interest expense was primarily due to increased debt financing used to maintain operations.

Depreciation.  Depreciation expenses were $336 for the three months ended September 30, 2013 and $336 for the three months ended September 30, 2012.  The relative stability of the depreciation expenses was due to stability in depreciable assets over the periods.

Net Income (loss).  For the three months ended September 30, 2013, we incurred a net loss of $(408,680) as compared to a net loss of $(381,629) for the three months ended September 30, 2012.  The increase in net loss was primarily a result of recognition of deferred compensation.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Management Fees.  Management fees increased to $569,967 for the nine months ended September 30, 2013 from $374,291 for the nine months ended September 30, 2012.  The increase in management fees was primarily attributable to recognition of deferred compensation.

Consulting Fees.  Consulting fees increased to $807,742 for the nine months ended September 30, 2013 from $567,851 for the nine months ended September 30, 2012.  The increase in consulting fees was primarily attributable to increase in financing activity.

Exploration Expenses.  Exploration expenses decreased to $28,875 for the nine months ended September 30, 2013 from $110,115 for the nine months ended September 30, 2012.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses decreased to $78,232 for the nine months ended September 30, 2013 from $135,026 for the nine months ended September 30, 2012.  The decrease in general and administrative expenses was primarily related to decrease in activity.

Professional Fees.  Professional fees decreased to $68,160 for the nine months ended September 30, 2013 from $87,759 for the nine months ended September 30, 2012.  The decrease in professional fees was primarily due to lower audit fees.

Interest Expense.  Interest expense increased to $28,922 for the nine months ended September 30, 2013 from $18,107 for the nine months ended September 30, 2012.  The increase in interest expense was primarily due to increased debt financing used to maintain operations.

Depreciation.  Depreciation expenses were $1,009 for the nine months ended September 30, 2013 from $1,009 for the nine months ended September 30, 2012.  The relative stability of the depreciation expenses was due to stability in depreciable assets over the periods.

Net Income (loss).  For the nine months ended September 30, 2013, we incurred a net loss of $(1,582,907) as compared to a net loss of $(1,294,158) for the nine months ended September 30, 2012.  The increase in net loss was primarily a result of recognition of deferred compensation and increase in consulting fees in raising funds to finance ongoing operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2013, the Company did not issue any shares of the Company’s stock.

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

In addition, the Cree Lake Agreement required the Company to pay to Mantis Mineral Corp. (“Mantis”) a royalty in the amount of one and one-half percent (1.5%) Net Returns (as defined in the Cree Lake Agreement) from any production on the Cree Lake Property Claims on the terms and conditions as set out in the Cree Lake Agreement (the “Mantis NSR”).  Notwithstanding the foregoing, the Cree Lake Agreement provided that the Company may, at any time after closing, repurchase one-half (1/2) of the Mantis NSR (equal to seventy-five hundredths percent (0.75%) Net Returns) from Mantis for additional consideration of CDN$1,500,000.

The Cree Lake Property Claims are subject to a NSR (as defined in the Cree Lake Agreement) providing for a royalty payment by the Company in the amount of one and one-half percent (1.5%) from any production on claim numbers 4203295, 4203275, 4203296, and 4209811.  This NSR was granted in favor of Mr. Richard Rintala and Mr. Cecil Johnson prior to the execution of the Cree Lake Agreement.

The Cree Lake Property Claims are also subject to the Elcora Option (as defined in the Cree Lake Agreement) entered into between Elcora Resources Corp. (“Elcora”) and Mantis on October 3, 2012.  The Elcora Option provides Elcora the right to acquire a fifty-one percent (51%) undivided interest in the Cree Lake Property Claims by making cash payments in the amount of CDN$50,000, issuing 3,000,000 common shares of Elcora, and completing work programs on the Cree Lake Property Claims with a total minimum value of CDN$1,000,000 over a four (4) year period.  Mantis is entitled to the first payment under the Elcora Option consisting of CDN$25,000 and 300,000 common shares of Elcora.  Thereafter, the Cree Lake Agreement provided for the Company to receive all subsequent payments made under the Elcora Option so long as the Company remains the sole holder of the Cree Lake Property Claims.

As of September 30, 2013 the Company had failed to make the required payment of CDN$200,000 and the Cree Property reverted back to MCC.  The Company issued 1,500,000 shares of the Company’s common stock on June 25, 2013 in consideration of the Cree Property, which the Company intends to cancel.  However, the shares remain outstanding as of September 30, 2013.  The parties have terminated the Cree Lake Agreement without further obligations or penalty.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

*3.3	Certificate of Amendment to the Articles of Incorporation

*10.1	License Agreement, by and between Company and GSN Dreamworks, Inc., entered into June 4, 2010

*10.2	License Agreement, by and between Company and R&B Cormier Enterprises Inc., entered into on June 4, 2010

*10.3	Consulting Agreement, by and between Company and Mr. Luc Duchesne, entered into on June 4, 2010

*10.4	Consulting Agreement, by and between Company and Mr. Rob Cormier, entered into on June 4, 2010

Exhibit	Description

*10.6	Mineral Property Acquisition Agreement, by and between Company and Shining Tree Resources Corp., entered into on February 7, 2012

*10.7	Mineral Property Acquisition Agreement, by and between Company and Brian McClay, entered into on October 4, 2012

*10.8	Mineral Property Acquisition Agreement, by and between Company and Shelly Moretti, Jacques Robert, and Michael Tremblay, entered into on January 17, 2013

*10.9	Mineral Property Acquisition Agreement, by and between Company and Red Pine Exploration Inc., entered into on February 11, 2013

*10.10	Mineral Property Acquisition Agreement, by and between Company and MCC, entered into on June 3, 2013.

*10.11	Mineral Property Acquisition Agreement, by and between Company and MCC, entered into on June 25, 2013.

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Joshua Gold Resources Inc.

Dated: November 14, 2013	By:	/s/ Benjamin Ward
Benjamin Ward
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 14, 2013	By:	/s/ Dino Micacchi
Dino Micacchi
Chief Financial Officer (Principal Financial Officer)