Form 10-Q
period 2018-06-30
JOSHUA GOLD RESOURCES INC
filed 2018-08-13
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35 Perry Street, Woodstock, Ontario, Canada N4S 3C4

(Address of principal executive offices)

(877) 539-6109

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 1, 2018, there were 121,041,942 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets at June 30, 2018 and December 31, 2017
Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2018 and June 30, 2017
Unaudited Condensed Interim Statements of Operations for the three month and the six month periods ended June 30, 2018 and June 30, 2017
Unaudited Condensed Interim Statements of Cash Flows for the six month periods ended June 30, 2018 and June 30, 2017
Notes to Unaudited Condensed Interim Financial Statements for the three month and the six month periods ended June 30, 2018 and June 30, 2017

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

As at

	June 30, 2018	December 31, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 15,998	$ 4,105
Accounts receivable	18,582	29,927
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	64,278	63,730
Other Assets

Mineral properties (Note 3)	1	1
Total Assets	$ 64,279	$ 63,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 338,483	$ 279,038
Accrued liabilities	11,349	50,189
Advances from stockholders (Note 4)	232,000	210,784
Dividends payable	255,754	255,754
Amounts due on mineral properties acquisition (Note 5)	38,085	37,238
Total Liabilities	875,671	833,003

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2017 – 240,000) (Note 6)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 121,041,942 shares issued and outstanding (December 31, 2017 – 121,368,942) (Note 6)	12,095	12,127
Additional paid-in capital (Note 6)	9,095,194	9,095,173
Stock to be issued (Note 6)	1,682,192	1,632,192
Accumulated other comprehensive income	61,820	60,149
Accumulated deficit	(11,662,717)	(11,568,937)
Total Stockholders' Deficit	(811,392)	(769,272)
Total Liabilities and Stockholders' Equity	$ 64,279	$ 63,731

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the six month periods ended June 30, 2018 and 2017

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

December 31, 2016	240,000	$ 24	96,015,496	$9,592	$7,360,080	$2,179,736	$ 7,595	$(10,234,228)	$ (677,202)
Issuance of stock for cash			699,917	70	34,936	6,667			41,673
Stock to be issued for settlement of debt			7,772,443	777	387,791	(388,568)			-
Issuance of stock for services			1,318,804	132	68,308	(8,440)			60,000
Stock to be issued for services						100,000			100,000
Issuance of stock for acquisition of mineral properties			9,350,000	935	934,065	50,000			985,000
Stock to be issued for compensation			6,212,282	621 309,993		(307,203)			3,411
Foreign currency translation							52,554		52,554
Net Loss								(1,289,639)	(1,289,639)
Dividends								(45,069)	(45,069)
December 31, 2017	240,000	$ 24	121,368,942	$12,127	$9,095,173	$1,632,192	$60,149	$(11,568,937)	$ (769,272)

Stock to be issued for services						50,000			50,000
Stock cancelled			(327,000)	(32)	21				(11)
Foreign currency translation							1,671		1,671
Net Loss								(93,780)	(93,780)
Dividends								-	-
June 30, 2018	240,000	$ 24	121,041,942	$12,095	$9,095,194	$1,682,192	$ 61,820	$(11,662,717)	$ (811,392)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
OPERATING EXPENSES
Consulting Fees	$ 28,000	$ 37,964	$ 56,000	$ 89,446
Professional fees	25,958	48,433	33,651	50,193
General and administrative costs	1,466	851	2,722	2,044
Exploration expense	1,315	76,067	1,315	76,067
Interest	-	-	-	-
Depreciation	-	-	-	-
Foreign exchange	(1,044)	6,854	91	4,558
Impairment of mineral properties	-	-	-	992,459
TOTAL OPERATING EXPENSES	54,397	168,281	93,779	1,214,764
NET LOSS	$ (54,397)	$ (168,281)	$ (93,779)	$ (1,214,764)
OTHER COMPREHENSIVE INCOME			1,671	-
Foreign currency translation	$ (4,501)	$ -	$ (92,108)	$ (1,214,764)
NET LOSS AND COMPREHENSIVE LOSS	$ (49,878)	$ (168,281)	$ (92,108)	$ (1,214,764)
Dividends on Preferred Stock	-	-	-	-
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$ (49,878)	$ (168,281)	$ (92,108)	$ (1,214,764)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.010)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	121,041,942	115,582,874	121,041,942	121,069,024

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	Six months ended June 30, 2018	Six months ended June 30, 2017
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (93,779)	$ (1,214,764)
Adjustments for non-cash items:
Depreciation	-	-
Accrued interest	-	-
Loss on impairment of mineral properties	-	992,459
Stock issued for services	-	55,000
Deferred Premium on flow through shares	-	-
Stock based compensation	50,000	50,000
Adjustments for changes in working capital:
Accounts receivable and other assets	11,345	(15,575)
Accounts payable and accrued liabilities	21,440	(14,724)
NET CASH USED IN OPERATING ACTIVITIES	(10,994)	(147,604)
FINANCING ACTIVITIES
Advances from stockholders	21,216	51,600
Proceeds on issuance of capital stock	-	84,988
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,216	136,588
INVESTING ACTIVITIES
Mineral rights	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,671	22,811
NET (DECREASE) INCREASE IN CASH	11,893	1,794
CASH, BEGINNING OF PERIOD	4,105	3,684
CASH, END OF PERIOD	$ 15,998	$ 5,478
SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ -	$ 985,000

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada, USA.

The Company operates as a mineral exploration business headquartered at 35 Perry Street, Unit 2, Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to six mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

Going Concern

The unaudited condensed interim financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $93,799 for the period ended June 30, 2018, and a working capital deficit of $811,393. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that action and plan such as above will be sufficient for the Company to continue operating as a going concern.

The unaudited condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

2.

Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on July 24, 2018. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

2.

Significant Accounting Policies - continued

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

In determining fair value, the Company uses various valuation approaches.  A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Company assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

2.

Significant Accounting Policies – continued

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

ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements measured based on the fair value of the equity or liability instruments issued, when granted in exchange for employee services.

Awards granted to non-employees fall under ASC 505-50 and are recognized based on the fair value of the goods or services received or the equity instruments, whichever is more reliable.

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the periods ended June 30, 2018 and 2017.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on July 24, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

3.

Mineral Property Interests

Balance at January 1, 2017 (a) (b)	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,461
Impairment charge	(992,461)
Balance at December 31, 2017 and June 30, 2018	$ 1

a)

Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement with 2214098 Ontario Ltd. pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company was required to pay:

1.

Cash consideration of $99,060 (CDN$100,000) to be paid according to an installment schedule between April 30, 2011 and December 31, 2015;

2.

Equity consideration of 1,000,000 shares of common stock to be issued on or before March 30, 2011; and

3.

Royalty of 3% of all net smelter returns upon commencement of commercial production of the property.

The Carson Property is 1,812 acres in area and is located north by north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21 year mining lease, which expires on June 30, 2024 and for which the Company was responsible for making annual lease payment of $1,141, in order to keep the lease in good standing.

On December 13, 2012, the Company terminated its acquisition agreement for the Carson Property with 2214098 Ontario Ltd. Under the terms of the agreement, the Company returned the property to the vendor, and both parties are released from any further obligation under the agreement.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

3.

Mineral Property Interests - continued

a)

Carson Property - continued

The Company had reflected the termination as a loss on disposal of mineral property on the statement of operations of $112,686 for the year ended December 31, 2012.

During 2016, the Company reacquired the Carson Property in exchange for 300,000 shares of common stock to be issued valued at $15,000.

In 2016 the Company recognized an impairment charge of $15,000 on the carrying value of the Carson Property based on the substantial doubt of the Company’s ability to raise adequate financing.

b)

 Kenty Gold Property

McClay Conveyed Property.  On October 4, 2012, the Company entered into and closed a mineral property acquisition agreement (the “McClay Agreement”) with Brian McClay, a British Columbia, Canada resident (“McClay”), pursuant to which McClay agreed to sell to the Company an undivided one hundred percent (100%) interest in and to certain mineral interests found on the Kenty Gold Property located in the Townships of Swayze and Dore, Ontario, Canada (the “McClay Conveyed Property”).

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

3.

Mineral Property Interests - continued

b)

Kenty Gold Property – continued

In addition, upon the Commencement of Commercial Production (as defined in the McClay Agreement), the Company shall pay to McClay a royalty in an amount equal to three percent (3%) of all Net Smelter Returns (as defined in the McClay Agreement) on minerals mined from the McClay Conveyed Property (the “Seller NSR”) on the terms and conditions as set out in the McClay Agreement.  Notwithstanding the foregoing, at any point in time following the closing date and upon the Company’s sole election, McClay shall sell to Company fifty percent (50%) of the Seller NSR for a purchase price of CDN$1,500,000.

During 2014, the Company recognized an impairment charge of $1,975,999 on the carrying value of the Kenty Property based on the substantial doubt of the Company’s ability to raise adequate financing to further develop and explore this property.

As at December 31, 2016, a third party has filed a claim in the Ontario Superior Court of Justice, against the Company. The Company and its legal counsel have determined that the claim is without merit. The third party has made application claiming 100% ownership of the Kenty Property. The Company has responded in the Ontario Superior Court of Justice, with a counter application claiming the property was acquired from the Vendors, who at the time had an undivided 100% interest in the property. The Company has also claimed damages in the amount of CDN$1,000,000.

c)

Rollo Property

In 2017,  the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company is required to pay:

1.

Equity consideration of 250,000 shares of common stock to be issued at $0.10 per share.

In 2017 the Company issued 250,000 shares of common stock in satisfaction of the purchase price for a total of $25,000.

In 2017, the Company recognized an impairment charge of $25,000 on the carrying value of the Rollo Property based on the substantial doubt of the Company’s ability to raise adequate financing to further develop and explore this property.

d)

Janes Reef Property

In 2017, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Janes Reef Property. Under the acquisition agreement, the Company is required to pay:

1.

Equity consideration of 160,000 shares of common stock to be issued at $0.10 per share.

In 2017, the Company issued 160,000 shares of common stock in satisfaction of the purchase price for a total of $16,000.

In 2017, the Company recognized an impairment charge of $16,000 on the carrying value on the Janes Reef Property based on the substantial doubt of the Company’s ability to raise adequate financing to further develop and explore this property.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

3.

Mineral Property Interests - continued

e)

Asquith Property

In 2017, the Company entered into a mineral property acquisition agreement. pursuant to which the Company acquired the mining lease to the Asquith Property. Under the acquisition agreement, the Company is required to pay:

1.

Equity consideration of 100,000 shares of common stock to be issued at $0.10 per share.

In 2017, the Company issued 100,000 shares of common stock in satisfaction of the purchase price for a total of $10,000.

In 2017, the Company recognized an impairment charge of $10,000 on the carrying value on the Asquith Property based on the substantial doubt of the Company’s ability to raise adequate financing to further develop and explore this property.

f)

C1 Mortimer Property

In January 2017, the Company entered into a Joint Venture Agreement whereby it has an Option to acquire a fifty per cent (50%) interest in a claim known as the C1- Mortimer property. In order to earn the fifty per cent interest the Company must:

1.

Pay $10,000 CDN upon signing;

2.

Pay 10 million shares of common stock of the Company to the prospectors pro rata upon signing, which was reduced to 9,850,000 shares of common stock, of which 9,350,000 were issued and the remaining are included in stock to be issued.

3.

Spend five hundred thousand ($500,000) on mineral exploration on the property within 30 months of the signing anniversary.

4.

Grant Larry Silo first right of refusal on all exploration work.

5.

Pay the prospector owners, pro rata, CDN$750,000, within 30 months of the signing anniversary.

The current owner prospectors will retain a three per cent (3%) Net Smelter Royalty on the property.

On June 2, 2017, the payment of CDN$10,000 was changed to a payment of CDN$5,000 on June 5, 2017, plus CDN$5,000 paid on July 7, 2017. Total consideration of shares and these payments translated into USD amounted to $941,460. The Company recognized an impairment charge of $941,460 on the carrying value based on the substantial doubt of the Company’s ability to raise adequate financing to further develop and explore this property.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	June 30, 2018	December 31, 2017

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	51,900	54,500

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$12,287 ($9,154) in 2017 and CDN$10,250 ($7,737) in 2016, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	93,838	69,674

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,617	7,966

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	3,784	3,784
Long-Term Debt	$ 232,000	$ 210,784

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

5.

Due On Mineral Rights Acquisitions

	June 30, 2018	December 31, 2017

Due to Hadrian Ventures re: Kenty Property	$38,085	$37,238

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.

Capital Stock

a)

Common Stock

For the six months June 30, 2018, the Company issued no shares of common stock.

Stock To Be Issued

For the six months ended June 30, 2018, 1,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $50,000 within shares to be issued.

As at June 30, 2018 a further 7,238,725 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $1,657,192. Of these 1,628,376 were for settlement of shareholder loans owed by the Company totaling $81,418, 500,000 were for acquisition of mineral rights totaling $50,000 and 3,637,039 were due to Directors and Officers of the Company services totaling $181,851 with the balance yet to be issued have been recorded in the current and prior periods.

b)

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

c)

Dividends

As at June 30, 2018, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $255,754 (2017 - $255,754) includes dividends of $176,400 (2017 - $158,400) and accrued interest of $52,285 (2017 -  $52,285), accrued at 10.0% interest compounded annually.

Preferred dividends for the six months ended June 30, 2018 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of June 30, 2018.

e)

Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors and officers. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual at the time the employment contract was signed  and is recorded at the time becomes owing to the individual. Stock issued to a director, manager, or employee may be deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance.

For the six months ended June 30, 2018, the Company’s 1,000,000 shares became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.05 per share and resulted in compensation expense of $50,000. These fees were recorded as a component of consulting fees in the amount of $50,000 on the statements of operations and comprehensive loss.

7.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Notes 6(a) and 6(d) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Notes 4 and 6(b) related to advances from stockholders and debt settlements with related parties.

Refer to Note 6(a) related to the shares to be returned for cancellation by Penny Currah and Dino Fuschino, both existing stockholders of the Company with familiar relationships to management and consultants of the Company.

Receivable from Related Parties as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $69,674 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the six month period ended June 30, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and six month periods ended June 30, 2018 and 2017

8.

Financial Instruments - continued

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

9.  Subsequent Events

On June 20, 2017 the Company announced that it has entered into an Offer of Settlement with the United States Securities and Exchange Commission (the “SEC”), under which it has stipulated that the Company’s Securities and Exchange Act of 1934, as amended (the “Exchange Act”), registration will be revoked, directly, by reason of the Company’s failure to file the reports it was required to file with the SEC since the period ended September 30, 2013. The Offer of Settlement was made following the SEC’s institution of an action to revoke the Company’s registration under the Exchange Act pursuant to Section 12(j) thereof, on or about May 24, 2017.  On April 23, 2018, the Company filed a new registration statement with the SEC, and if and when such registration statement is declared effective, to request a U.S. registered broker-dealer to submit a Form 211 with FINRA on its behalf in order to be cleared for quotations of the Company’s common stock in the future.  While the revocation is in effect, no public trading of the Company’s common stock is allowed under applicable law.  The Company’s reporting issues started with the SEC revoking the privilege of two of the partners of our former auditing firm in 2014, which resulted in the Company being unable to rely on the financial statements audited by this firm for the fiscal years ended December 31, 2012, and 2011, and which required us to re-audit the financial statements for those years, among other potential periods.  The Company has included the required December 31, 2017 and 2016, audited financial statements with the new registration.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In 2017, the Company moved its head office to Suite 2, 35 Perry Street, Woodstock, Ontario.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of June 30, 2018, we had cash on hand of $15,998 and current liabilities of $875,671.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2018.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the six months ended June 30, 2018, net cash used in operating activities was $10,994 compared with $147,604 used in operating activities for the six months ended June 30, 2017.  The cash flow used in operating activities in the six months ended June 30, 2018 was primarily the result of professional fees during the period. The cash flow used in operating activities in the six months ended June 30, 2017 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the six months ended June 30, 2018, net cash used in investing activities was $Nil compared with $10,000 for the six months ended June 30, 2017.  The cash flow used in investing activities in the six months ended June 30, 2017 was the result of the acquisition of mineral rights.

Net cash provided by financing activities.  During the six months ended June 30, 2018, net cash provided by financing activities was $21,216 compared with $136,588 provided by financing activities for the six months ended June 30, 2017. The cash flow provided by financing activities in the six months ended June 30, 2018 was primarily the result of advances from shareholders.  The cash flow provided by financing activities in the six months ended June 30, 2017 was primarily the result of proceeds received on issuance of shares and shareholder advances.

Results of Operations

Comparison of Three months ended June 30, 2018, to Three months ended June 30, 2017

We did not earn any revenues during the three months ended June 30, 2018, and June 30, 2017.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees decreased to $28,000 for the three months ended June 30, 2018 from $37,946 for the three months ended June 30, 2017.  The decrease in consulting fees was primarily attributable to decrease in activity.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three months ended June 30, 2018 from $74,197 for the three months ended June 30, 2017.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses increased to $1,466 for the three months ended June 30, 2018 from $851 for the three months ended June 30, 2017.  The increase in general and administrative expenses was primarily related to increase in rental costs for core sample storage.

Professional Fees.  Professional fees decreased to $25,958 for the three months ended June 30, 2018 from $48,433 for the three months ended June 30, 2017.  The decrease in professional fees was primarily due to a decrease in audit fees.

Net Income (loss).  For the three months ended June 30, 2018, we incurred a net loss of $(49,878) as compared to a net loss of $(168,281) for the three months ended June 30, 2017.  The decrease in net loss was primarily a result of decreased activity.

Comparison of Six months ended June 30, 2018 to Six months ended June 30, 2017

Consulting Fees.  Consulting fees decreased to $56,000 for the six months ended June 30, 2018 from $89,446 for the six months ended June 30, 2017.  The decrease in consulting fees was primarily attributable to decrease in activity.

Exploration Expenses.  Exploration expenses decreased to $1,315 for the six months ended June 30, 2018 from $76,067 for the six months ended June 30, 2017.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses increased to $2,722 for the six months ended June 30, 2018 from $2,044 for the six months ended June 30, 2017.  The increase in general and administrative expenses was primarily related to rental cost associated with core sample storage.

Professional Fees.  Professional fees decreased to $33,652 for the six months ended June 30, 2018 from $50,193 for the six months ended June 30, 2017.  The decrease in professional fees was primarily due to lower audit fees.

Net Income (loss).  For the six months ended June 30, 2018, we incurred a net loss of $(93,779) as compared to a net loss of $(1,214,764) for the six months ended June 30, 2017.  The decrease in net loss was primarily a result of recognition of impairment charges against our mining assets due to going concern issues.

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

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

During the period covered by this Quarterly Report, no legal proceedings were commenced, and there were no material developments in already-pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

Item 1A.  Risk Factors.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended June 30, 2018, the Company did not issue any shares of the Company’s stock.

(b)

Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer and of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: August 13, 2018	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 13, 2018	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director