Form 10-Q
period 2018-09-30
JOSHUA GOLD RESOURCES INC
filed 2018-11-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, there were 121,041,942 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of Joshua Gold Resources Inc., a Nevada corporation (the “Company,” “Joshua Gold,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at September 30, 2018 and December 31, 2017

Unaudited Condensed Interim Statements of Operations for the three month and the nine month periods ended September 30, 2018 and September 30, 2017

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit) for the nine month periods ended September 30, 2018 and September 30, 2017

Unaudited Condensed Interim Statements of Cash Flows for the nine month periods ended September 30, 2018 and September 30, 2017

Notes to Unaudited Condensed Interim Financial Statements for the three month the nine month periods ended September 30, 2018 and September 30, 2017

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

As at	September 30, 2018	December 31, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 6,776	$ 4,105
Accounts receivable	7,063	29,927
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	43,537	63,730
Other Assets

Mineral properties interests (Note 3)	1	1
Total Assets	$43,538	$ 63,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 328,874	$ 279,038
Accrued liabilities	11,428	50,189
Advances from stockholders (Note 4)	253,302	210,784
Dividends payable	255,754	255,754
Amounts due on mineral properties acquisition (Note 5)	38,350	37,238
Total Liabilities	887,708	833,003

Stockholders' Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 240,000 shares issued and outstanding (December 31, 2017 – 240,000) (Note 6)	24	24
Common stock, $0.0001 par value; 400,000,000 shares authorized; 121,041,942 shares issued and outstanding (December 31, 2017 – 121,368,942) (Note 6)	12,095	12,127
Additional paid-in capital (Note 6)	9,095,193	9,095,173
Stock to be issued (Note 6)	1,757,192	1,632,192
Accumulated other comprehensive income	64,152	60,149
Accumulated deficit	(11,772,826)	(11,568,937)
Total Stockholders' Deficit	(844,170)	(769,272)
Total Liabilities and Stockholders' Equity	$ 43,538	$ 63,731

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the nine month period ended September 30, 2018 and year ended December 31, 2017

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

December 31, 2016	240,000	$ 24	96,015,496	$9,592	$7,360,080	$2,179,736	$ 7,595	$(10,234,228)	$ (677,202)
Issuance of stock for cash			699,917	70	34,936	6,667			41,673
Stock to be issued for settlement of debt			7,772,443	777	387,791	(388,568)			-
Issuance of stock for services			1,318,804	132	68,308	(8,440)			60,000
Stock to be issued for services						100,000			100,000
Issuance of stock for acquisition of mineral properties			9,350,000	935	934,065	50,000			985,000
Stock to be issued for compensation			6,212,282	621 309,993		(307,203)			3,411
Foreign currency translation							52,554		52,554
Net Loss								(1,289,639)	(1,289,639)
Dividends								(45,069)	(45,069)
December 31, 2017	240,000	$ 24	121,368,942	$12,127	$9,095,173	$1,632,192	$60,149	$(11,568,937)	$ (769,272)

Stock to be issued for services						125,000			125,000
Stock cancelled			(327,000)	(32)	20				(12)
Foreign currency translation							4,003		4,003
Net Loss								(203,889)	(203,889)
Dividends								-	-
September 30, 2018	240,000	$ 24	121,041,942	$12,095	$9,095,193	$1,757,192	$ 64,152	$(11,772,826)	$ (844,170)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
OPERATING EXPENSES
Consulting Fees	$ 78,750	$ 27,549	$ 134,000	$ 116,995
Professional fees	23,123	7,476	56,774	57,669
General and administrative costs	4,194	302	7,666	2,343
Exploration expense	-	24,586	1,315	100,653
Foreign exchange	4,043	8,737	4,134	13,296
Impairment of mineral properties	-	-	-	992,459
TOTAL OPERATING EXPENSES	110,110	68,650	203,889	1,283,415
NET LOSS	$ (110,110)	$ (68,650)	$(203,889)	$(1,283,415)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	2,332	50,492	4,003	$ 50,492
NET LOSS AND COMPREHENSIVE LOSS	$ (107,779)	$ (18,158)	$ (199,886)	$ (1,232,923)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	(107,779)	$(18,158)	(199,886)	$(1,232,923)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$ (0.0009)	$ (0.0001)	$ (0.0017)	$ (0.010)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	121,041,942	121,368,942	121,041,942	121,069,024

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

As at	Nine months ended September 30, 2018	Nine months ended September 30, 2017
CASH FLOWS FOR CONTINUING OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (203,889)	$ (1,283,415)
Adjustments for non-cash items:
Loss on impairment of mineral properties	-	992,459
Stock issued for services	-	55,000
Deferred Premium on flow through shares	-	-
Stock based compensation	125,000	75,000
Adjustments for changes in working capital:
Accounts receivable and other assets	22,864	(15,575)
Accounts payable and accrued liabilities	12,175	(2,081)
NET CASH USED IN OPERATING ACTIVITIES	(43,850)	(178,612)
FINANCING ACTIVITIES
Advances from stockholders	42,518	51,600
Proceeds on issuance of capital stock	-	84,988
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,518	136,588
INVESTING ACTIVITIES
Mineral rights	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,003	50,492
NET INCREASE (DECREASE) IN CASH	2,671	(1,532)
CASH, BEGINNING OF PERIOD	4,105	3,684
CASH, END OF PERIOD	$ 6,776	$ 2,152
SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ -	$ 985,000

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

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

The Company has incurred a net loss of $203,889 for the nine months period ended September 30, 2018, and a working capital deficit of $844,171. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.

Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on July 24, 2018. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

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

For the three month and nine month periods ended September 30, 2018 and 2017

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

There were no dilutive financial instruments for the periods ended September 30, 2018 and 2017.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed interim financial statements, other than those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on July 24, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

3.

Mineral Property Interests

Balance at January 1, 2017 (a) (b)	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,461
Impairment charge	(992,461)
Balance at December 31, 2017 and September 30, 2018	$ 1

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

For the three month and nine month periods ended September 30, 2018 and 2017

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

For the three month and nine month periods ended September 30, 2018 and 2017

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

For the three month and nine month periods ended September 30, 2018 and 2017

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	September 30, 2018	December 31, 2017

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	52,261	54,500

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

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	113,660	69,673

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,670	7,966

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	3,784
Advances From Stockholders	$253,302	$210,784

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

5.

Amounts Due On Mineral Rights Acquisitions

	September 30, 2018	December 31, 2017

Due to Hadrian Ventures re: Kenty Property	$38,350	$37,238

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.

 Capital Stock

a)

Common Stock

For the nine months September 30, 2018, the Company issued no shares of common stock.

Stock To Be Issued

For the nine months ended September 30, 2018, 2,500,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $125,000 within shares to be issued.

Including the above, as at September 30, 2018 a further 9,738,726 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $1,757,192. Of these 1,628,376 were for settlement of shareholder loans owed by the Company totaling $81,418, 500,000 were for acquisition of mineral rights totaling $50,000, 133,333 for debt settlements totaling $13,333  and 7,110,350  were due to Directors and Officers of the Company services totaling $355,517 with the balance yet to be issued have been recorded in the current and prior periods.

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

c)

Dividends

As at September 30, 2018, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $255,754 (2017 - $255,754) includes dividends of $176,400 (2017 - $158,400) and accrued interest of $52,285 (2017 -  $52,285), accrued at 10.0% interest compounded annually.

Preferred dividends for the nine months ended September 30, 2018 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of September 30, 2018.

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

For the nine months ended September 30, 2018, the Company’s 2,500,000 shares became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.05 per share and resulted in compensation expense of $125,000. These fees were recorded as a component of consulting fees in the amount of $125,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.  Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Refer to Note 6(a) related to the shares to be returned for cancellation by Penny Currah and Dino Fuschino, both existing stockholders of the Company with familiar relationships to management and consultants of the Company.

Receivable from Related Parties as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $113,660 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the nine month period ended September 30, 2018.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month and nine month periods ended September 30, 2018 and 2017

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

On August 10, 2018, the SEC declared the S1 new registration statement effective as of that date. On October 12, 2018 the Company filed a Form 211 with FINRA in order to be cleared for quotations of the Company’s common stock in the future.

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

As of September 30, 2018, we had cash on hand of $6,776 and current liabilities of $887,708.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2018.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the nine months ended September 30, 2018, net cash used in operating activities was $43,850 compared with $178,612 used in operating activities for the nine months ended September 30, 2017.  The cash flow used in operating activities in the nine months ended September 30, 2018 was primarily the result of professional fees during the period. The cash flow used in operating activities in the nine months ended September 30, 2017 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the nine months ended September 30, 2018, net cash used in investing activities was $Nil compared with $10,000 for the nine months ended September 30, 2017.  The cash flow used in investing activities in the nine months ended September 30, 2017 was the result of the acquisition of mineral rights.

Net cash provided by financing activities.  During the nine months ended September 30, 2018, net cash provided by financing activities was $42,518 compared with $136,588 provided by financing activities for the nine months ended September 30, 2017. The cash flow provided by financing activities in the nine months ended September 30, 2018 was primarily the result of advances from shareholders.  The cash flow provided by financing activities in the nine months ended September 30, 2017 was primarily the result of proceeds received on issuance of shares and shareholder advances.

Results of Operations

Comparison of Three months ended September 30, 2018, to Three months ended September 30, 2017

We did not earn any revenues during the three months ended September 30, 2018, and September 30, 2017. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $78,750 for the three months ended September 30, 2018 from $27,549 for the three months ended September 30, 2017.  The increase in consulting fees was primarily attributable to the bonus in shares of common stock of the Company payable to the Chief Financial Officer.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three months ended September 30, 2018 from $24,586 for the three months ended September 30, 2017.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses increased to $4,194 for the three months ended September 30, 2018 from $302 for the three months ended September 30, 2017.  The increase in general and administrative expenses was primarily related to increase in rental costs for core sample storage.

Professional Fees.  Professional fees increased to $23,123 for the three months ended September 30, 2018 from $7,476 for the three months ended September 30, 2017.  The increase in professional fees was primarily due to costs associated with filing the Company’s Form S-1 Registration Statement  with the Securities and Exchange Commission.

Net Income (loss).  For the three months ended September 30, 2018, we incurred a net loss of $(110,110) as compared to a net loss of $(68,650) for the three months ended September 30, 2017.  The increase in net loss was primarily a result of increased costs described above.

Comparison of Nine months ended September 30, 2018 to Nine months ended September 30, 2017

Consulting Fees.  Consulting fees increased to $134,000 for the nine months ended September 30, 2018 from $116,995 for the nine months ended September 30, 2017.  The increase in consulting fees was primarily attributable to the bonus in shares of common stock of the Company payable to the Chief Financial Officer.

Exploration Expenses.  Exploration expenses decreased to $1,315 for the nine months ended September 30, 2018 from $100,653 for the nine months ended September 30, 2017.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses increased to $7,666 for the nine months ended September 30, 2018 from $2,343 for the nine months ended September 30, 2017.  The increase in general and administrative expenses was primarily related to rental cost associated with core sample storage.

Professional Fees.  Professional fees amounted to $56,774 for the nine months ended September 30, 2018 compared with $57,669 for the nine months ended September 30, 2017.  The costs are those associated with the Company’s annual audit and filing the Form S-1 Registration Statement with the Securities and Exchange Commission

Net Income (loss).  For the nine months ended September 30, 2018, we incurred a net loss of $(203,889) as compared to a net loss of $(1,283,415) for the nine months ended September 30, 2017.  The decrease in net loss was primarily a result of recognition of impairment charges against our mining assets due to going concern issues in the prior year.

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

(a).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2018, the Company did not issue any shares of the Company’s stock.

(b)

Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

None

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

Joshua Gold Resources Inc.

Dated: November 14, 2018	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 14, 2018	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director