Form 10-K
period 2018-12-31
JOSHUA GOLD RESOURCES INC
filed 2019-04-01
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Address of Principal Executive Offices)(Zip Code)

(877) 539-6109

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share(Title of Class)

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

Yes    ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒  No       ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes    ☒  No       ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

Yes    ☐ No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2018 cannot be determined because the shares are not actively traded on any public market.

As of February 25, 2019, the registrant had 121,175,276 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’ is contained in Part IV, Item 15 of this Annual Report.

JOSHUA GOLD RESOURCES INC.

2018 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2018 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Joshua Gold Resources Inc., a Nevada corporation.

(a) Corporate History and Background.

We were incorporated in the State of Nevada on July 10, 2009 under the name “ABC Acquisition Corp 1501.”  Prior to the Stock Purchase transaction described below, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

On June 4, 2010, Ben Fuschino, our sole officer and director at that time, sold his 35,000,000 shares of the Company’s common stock, which shares represented 100% of our issued and outstanding common stock, to Luc Duchesne and Robert Cormier for a total purchase price of $7,000 (the “Stock Purchase”).  Upon closing of the Stock Purchase, (i) Mr. Duchesne and Mr. Cormier held a controlling 100% ownership in the Company, (ii) we changed our business and became a start-up carbon measuring company and (iii) we changed our name to “Bio-Carbon Systems International Inc.” to better reflect our new business enterprise.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario, Canada through the acquisition of a mineral rights lease and other mineral properties, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable.

On February 1, 2016, the Company registered articles of amendment with the state of Nevada changing the name of the Company from “Joshua Gold Resources Inc.” to “Enhanced Energy Solutions Corp.”

On October 18, 2016, the Company registered articles of amendment with the state of Nevada changing the name of the Company from “Enhanced Energy Solutions Corp.”  back to “Joshua Gold Resources Inc.”

The Company does not have any current plans, arrangements, discussions or intentions, whether written or oral, to engage in a merger or acquisition with an identified or unidentified company or person to be used as a vehicle for a private company to become a reporting company.

We are a development stage company and currently have no revenues.  At December 31, 2018, our total current assets were $47,187 and our total current liabilities were $936,570. Our net loss for the year ended December 31, 2018, was $266,955.

(b)	Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.  Our internet address is www.joshuagoldresources.com.

Employees

As of February 7, 2019, we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Emerging Growth Company

We are and we will remain an "emerging growth company" as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•

only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•

reduced disclosure about our executive compensation arrangements;

•

no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•

exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR COMPANY

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2018 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(11,885,469) from our inception on July 10, 2009 to December 31, 2018 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2019. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We have no production, no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on exploration of the mining interests. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of mining properties, and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. If such conditions and constraints continue or if there is no investor appetite to finance our business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

The loss of the services of Benedetto Fuschino, our President and Chief Executive Officer, Dino Micacchi Chief Financial Officer, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our properties.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Benedetto Fuschino, our President and Chief Executive Officer, Dino Micacchi, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

We are a mineral exploration business in the development stage, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

By industry standards, there are generally four types of mining companies. We are considered an “exploration stage” company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits. “junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining “senior” companies may have several projects in production plus several million ounces of gold in reserve.

As a mineral exploration business, in a highly competitive industry. We have little operating history, few substantial tangible assets, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a  business in an depressed industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our initial customer base and reputation;
•	we may not be able to successfully implement our business model and strategy; and
•	our management consists of two people: Benedetto Fuschino who serves as our President and Director, and Dino Micacchi who serves as our Chief Financial Officer, Secretary-Treasurer and Director.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

Our failure to protect our mineral property rights may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our mineral property rights. We rely on a combination of fund raising deferred financing to protect our property rights. The steps we have taken may not be sufficient to prevent the expiration of these rights.

We may face costly claims against our mineral property rights, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

We anticipate that from time to time we could receive communications from third parties asserting that they have certain property rights. If anticipated claims arise, we will evaluate their merits. Any claims brought by third parties could result in protracted and costly litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our property rights or to defend us against claims by others. Any litigation could have a material adverse effect on our business, financial condition and results of operations.

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC "reporting company" in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys' fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $45,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our future exploration efforts will be subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, including, but not limited to:

·	Economically insufficient mineralized material;
·	Fluctuations in production costs that may make mining uneconomical;
·	Labor disputes;
·	Unanticipated variations in grade and other geologic problems;
·	Environmental hazards;
·	Water conditions;
·	Troublesome surface or underground conditions;
·	Industrial accidents;
·	Metallurgical and other processing problems;
·	Mechanical and equipment performance problems;
·	Failure of pit walls or dams;
·	Unusual or unexpected rock formations;
·	Personal injury, fire, flooding, cave-ins, and landslides; and
·	Decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of mineral properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses proportionate to amounts spent, which may not be recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond our control and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental regulation. These factors cannot be accurately predicted and any one or more of these factors may result in our Company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineral exploration and development activities are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Mineral exploration and development activities are subject to various laws, regulations and policies governing prospecting, mine development, mineral production, removal and transport of natural resources, as well as discharge of materials into the environment. Mining activities are also subject to various regulations regarding taxation, import and export, labor standards, occupational health standards, safety standards, waste disposal, toxic substances, land use, water use, environmental protection, and other matters.

Permits from various foreign, federal, state, provincial and local governmental authorities are required for mining operations to be conducted, and no assurance can be given that such permits will be successfully obtained. Environmental and other legal standards imposed by governmental authorities may be changed, and any such change may prevent us from conducting planned activities, or increase our costs of doing so, which could have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liability for pollution or other environmental damages, which we may not be able to insure against due to prohibitive premium costs and other financial and practical considerations. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business. We cannot assure you that new rules and regulations will not be enacted, or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development activities on our properties.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to remain in compliance. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such necessary approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Due to the lack of a trading market for our common stock, it will limit the ability of our stockholders to liquidate their investment.

Our common stock is not quoted on any public market.  There is no assurance that a significant trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB is not an issuer listing service, market or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, our stockholders will have difficulty selling their shares. In such a case, stockholders may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all.

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

Under U.S. federal securities legislation, our common stock will likely constitute "penny stock" if and when is quoted on the OTCQB. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at Suite 2- 35 Perry Street, Woodstock, Ontario, Canada, N4S 3C4 and our telephone number is +1-877-539-6109.

We currently have leases on six properties:

a)

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

In 2013 the Company recognized an impairment charge of $657,667 against the carrying value of the Kenty Property based on the decrease in the market price of gold which the Company believes is other than temporary.

As at December 31, 2018, the Company has made payments of $125,000 to the Vendors.

As at December 31, 2018, a third party has filed a claim in the Ontario Superior Court of Justice, against the Company. The Company and its legal counsel have determined that the claim is without merit and that no further impairment of the property’s value is required. The third party has made application claiming 100% ownership of the Kenty Property. The Company has responded in the Ontario Superior Court of Justice, with a counter application claiming the property was acquired from the Vendors, who at the time had an undivided 100% interest in the property. The Company has also claimed damages in the amount of $1,000,000.00 CDN.

b)

Carson Property

In December 2016, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company was required to pay and issued equity consideration of 150,000 shares of common stock at $0.10 per share.

c)

Rollo Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company was required to pay and issued equity consideration of 250,000 shares of common stock at $0.10 per share.

d) Janes Reef Property

In 2017, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company issued equity consideration of 160,000 shares of common stock at $0.10 per share.

e)

Asquith Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Asquith Property. Under the acquisition agreement, the Company issued equity consideration of 100,000 shares of common stock at $0.10 per share.

f)

C1 Mortimer Property

On October 8, 2016 Joshua entered into a three-year Joint Venture Option Agreement with the C1 Syndicate owners of a group of claims in Dore and Swayze Townships, Porcupine Mining Division.   The C1 Property was named after Charlie Mortimer who has been prospecting in the Swayze Township area for over fifty years. The C1 Property is contiguous to the west, north, and east side of the old Kenty Mine which produced gold in the 1930s, 1950s and 1980s.

In order to earn the fifty per cent interest the Company:

1.

Paid $5,000 CDN on June 2, 2017 and $5,000 CDN on July 7, 2017,

2.

Paid ten million shares of common stock of the Company to the prospectors pro rata upon signing at $0.10 per share

3.

Granted Larry Salo first right of refusal on all exploration work and

The Company is required to:

1.

Spend five hundred thousand ($500,000} on mineral exploration on the property within 30 months of the signing anniversary.

2.

Pay the prospector owners, pro rata, $750,000 Canadian dollars, within 30 months of the signing anniversary.

The current owner prospectors will retain a three per cent (3%) Net Smelter Royalty on the properties

Additional Description of the Properties

Joshua Gold  holds an interest in six mineral properties in Canada. All the properties are in Northern Ontario, except for the Carson property which is located in the Northwest Territories. It should be noted that three of the properties, the C-1, the Rollo, and the Kenty are all contiguous but differ in ownership by the company. They are collectively referred to as the Swayze Area properties and share similar access, locations, and regional geology. However, detailed descriptions for historical exploration work and property geology are given.

Background Information Concerning Properties Located in the Canadian Province of Ontario: Janes, Asquith, C1, Rollo, and Kenty

Upon recording of the mineral claims with the provincial Mining Recorder’s Office, the claims will remain in good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within 2 years of the recording date for the claim.

Modernizing of the Mining Act in the Province of Ontario

The Ontario Ministry of Mines and Development (the “MNDM”) has modernized the Mining Act, moving Ontario’s mining lands administration systems from ground staking and paper map staking to online registration of mining claims; and creating an online Mining Land Administration System (MLAS) that enhances client access to Ontario’s mining lands data and improves their ability to manage their files online.

Pre-Conversion Period

Traditional claim staking in Ontario came to an end on January 8, 2018. During this pre-conversion period claim staking will not be permitted, nor will other transactions such as transfers and the filing of assessment work reports. This period will allow MNDM to prepare for conversion as well as for exhaustive testing of the information technology architecture that will underpin MLAS, and provide enough time to enroll and train users on the new system prior to launch.

Types of Mining Claims

At conversion, there will be two claim types:

(a) Cell Claims

As defined in the Mining Act, a cell claim means a mining claim that relates to all of the land included in one or more cells on the provincial grid that is open for mining claim registration. A cell claim is created at conversion where there are one or more legacy claims in a cell, and all are held by the same holder. In this case, if there is more than one legacy claim in a cell, those claims will merge into one cell claim. A cell claim created from conversion can be a minimum of one cell though it can be amalgamated to form a multi-cell claim up to a maximum of 25 cells.

(b) Boundary Claims

As defined in the Mining Act, a boundary claim is created at conversion when there are multiple legacy claims within a cell that cannot merge into a cell claim. There are two circumstances where mining claims will not merge into a cell claim:

1. When the legacy claims are held by different holders;

2. When the legacy claims are held by the same person who chooses to keep them separate by making an election through the Claim Boundary Report process.

Overall note: boundary cell indicates that the mineral rights are still defined by the legacy claim boundaries, of which the maps provided show and are representative of the physical area that the new claim news/cells represent under changes in the Ontario Mining Act.

•

Jane Property

o

The Jane Property consists of two (2) legacy claims, converted into 31 cell claims (20 standard and 11 boundary claims. These require annual exploration expenditures of $10,200 CAD per year, accompanied by an industry standard report detailing the work completed. These are due on the claim anniversary dates, which also summarizes the cells that compose each legacy claim.  These grant the holder, Joshua Gold Resources Inc., the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

Jane Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4286420	324079	41I09F126	Standard	2019-06-06	$ 400	Janes
4286421	324078	41I09F127	Standard	2019-06-06	$ 400	Janes
4286421	324077	41I09F087	Standard	2019-06-06	$ 400	Janes
4286420	311356	41I09F086	Standard	2019-06-06	$ 400	Janes
4286421	267459	41I09F129	Standard	2019-06-06	$ 400	Janes
4286420	266309	41I09F062	Boundary	2019-02-17	$ 200	Janes
4286420	266308	41I09F064	Boundary	2019-02-17	$ 200	Janes
4286420	228227	41I09F066	Boundary	2019-06-06	$ 200	Janes
4286420	227062	41I09F124	Standard	2019-02-17	$ 400	Janes
4286421	220945	41I09F109	Standard	2019-06-06	$ 400	Janes
4286420	219110	41I09F123	Standard	2019-02-17	$ 400	Janes
4286420	219109	41I09F104	Standard	2019-02-17	$ 400	Janes
4286421	208887	41I09F088	Standard	2019-06-06	$ 400	Janes
4286420	208355	41I09F103	Boundary	2019-02-17	$ 200	Janes
4286421	200828	41I09F089	Standard	2019-06-06	$ 400	Janes
4286420	189176	41I09F105	Standard	2019-02-17	$ 400	Janes
4286421	172087	41I09F067	Boundary	2019-06-06	$ 200	Janes
4286421	172086	41I09F069	Boundary	2019-06-06	$ 200	Janes
4286420	170910	41I09F085	Standard	2019-02-17	$ 400	Janes
4286420	154280	41I09F083	Boundary	2019-02-17	$ 200	Janes
4286420	154279	41I09F084	Standard	2019-02-17	$ 400	Janes
4286420	154278	41I09F065	Boundary	2019-02-17	$ 200	Janes
4286420	118251	41I09F102	Boundary	2019-02-17	$ 200	Janes
4286421	115891	41I09F128	Standard	2019-06-06	$ 400	Janes
4286420	115890	41I09F106	Standard	2019-06-06	$ 400	Janes
4286421	115889	41I09F107	Standard	2019-06-06	$ 400	Janes
4286421	115888	41I09F108	Standard	2019-06-06	$ 400	Janes
4286420	102938	41I09F122	Standard	2019-02-17	$ 400	Janes
4286420	102937	41I09F125	Standard	2019-02-17	$ 400	Janes
4286420	102936	41I09F063	Boundary	2019-02-17	$ 200	Janes
4286421	100594	41I09F068	Boundary	2019-06-06	$ 200	Janes
Total					$ 10,200

•

Asquith

o

The Jane Property consists of one (1) legacy claims, converted into seven (7) cell claims (2 standard and 5 boundary claims. These require annual exploration expenditures of $2,000 CAD per year, accompanied by an industry standard report detailing the work completed. Amounts are due at different times of the year. These grant the holder, Joshua Gold, the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.  The table lists the legacy claim numbers and the new cell claims that these legacy mining claims have been converted to under the implementation of the new Ontario Mining Act.

Asquith Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4270343	274594	41P11C036	Standard	2019-10-07	$ 400	Asquith
4270343	304417	41P11C037	Standard	2019-10-07	$ 400	Asquith
4270343	220166	41P11038	Boundary	2019-10-07	$ 400	Asquith
4270343	170164	41P11C016	Boundary	2019-10-07	$ 200	Asquith
4270343	311191	41P11C017	Boundary	2019-10-07	$ 200	Asquith
4270343	220166	41P11C038	Boundary	2019-10-07	$ 200	Asquith
4270343	274593	41P11C018	Boundary	2019-10-07	$ 200	Asquith
Total					$ 2,000

•

C1 Property

o

The C1 Property consists of five (5) legacy mining claims that have been converted into 35 boundary claims defined under the new Mining Act in Ontario. These grant the holder, Joshua Gold, through its option with Kencana Technical Services Inc., the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas. The table lists the legacy claim numbers and the new cell claims that these legacy mining claims have been converted to under the new Ontario mining Act. Cells with IDs 41O15G360 (claims 289156, 280401), 41O14H341 (claims 107471, 129129), 41O14H343 (claims 157059, 190225), 41O15H344 (claims 230404, 144217, 216941) although indicated as boundary cells are fully owned due an overlap of the C1 and Rollo Properties. These require annual exploration expenditures of $7,000 CAD per year, accompanied by an industry standard report detailing the work completed. However, portions of this amount are due on individual claim anniversary dates which are summarized below:

 C1 Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4270364	120190	41O15A001	Boundary	2019-12-11	$ 200	Swayze
4275471	233215	41O15A005	Boundary	2019-04-16	$ 200	Dore
4275471	164590	41O15A006	Boundary	2019-04-16	$ 200	Dore
4270364	148240	41O15B019	Boundary	2019-12-11	$ 200	Swayze
4270364	242943	41O15B020	Boundary	2019-12-11	$ 200	Swayze
4275530	269086	41O15G359	Boundary	2019-08-01	$ 200	Swayze
4270433	280401	41O15G360	Boundary	2019-06-27	$ 200	Swayze
4270364	299546	41O15G379	Boundary	2019-12-11	$ 200	Swayze
4275530	184588	41O15G379	Boundary	2019-08-01	$ 200	Swayze
4275530	240808	41O15G379	Boundary	2019-08-01	$ 200	Swayze
4270364	196353	41O15G380	Boundary	2019-12-11	$ 200	Swayze
4270364	108926	41O15G399	Boundary	2019-12-11	$ 200	Swayze
4270364	299547	41O15G400	Boundary	2019-12-11	$ 200	Swayze
4270433	107471	41O15H341	Boundary	2019-06-27	$ 200	Swayze
4270433	295435	41O15H341	Boundary	2019-08-01	$ 200	Swayze
4271227	190226	41O15H342	Boundary	2019-02-13	$ 200	Rollo
4270433	240808	41O15H342	Boundary	2019-08-01	$ 200	Swayze
4271227	190225	41O15H343	Boundary	2019-02-13	$ 200	Rollo
4271227	144217	41O15H344	Boundary	2019-02-13	$ 200	Rollo
4271227	252226	41O15H345	Boundary	2019-02-13	$ 200	Rollo
4275471	252226	41O15H345	Boundary	2019-04-16	$ 200	Dore
4275471	225198	41O15H346	Boundary	2019-04-16	$ 200	Dore
4270364	148238	41O15H361	Boundary	2019-12-11	$ 200	Swayze
4270433	210391	41O15H361	Boundary	2019-06-27	$ 200	Swayze
4271227	246882	41O15H362	Boundary	2019-02-13	$ 200	Rollo
4270433	295435	41O15H362	Boundary	2019-08-01	$ 200	Swayze
4271227	246881	41O15H363	Boundary	2019-02-13	$ 200	Swayze
4271227	144218	41O15H364	Boundary	2019-02-13	$ 200	Swayze
4275471	178621	41O15H365	Boundary	2019-04-16	$ 200	Dore
4275471	318112	41O15H366	Boundary	2019-04-16	$ 200	Dore
4270433	159036	41O15H380	Boundary	2019-08-01	$ 200	Swayze
4270433	280401	41O15H380	Boundary	2019-08-01	$ 200	Swayze
4270364	148239	41O15H381	Boundary	2019-12-11	$ 200	Swayze
4275471	121395	41O15H385	Boundary	2019-04-16	$ 200	Dore
4275471	252227	41O15H386	Boundary	2019-04-16	$ 200	Dore
Total					$ 7,000

•

Rollo Property

o

The Rollo Property consists of three (3) legacy mining claims that have been converted into 42 cells. (17 standard and 25 boundary claims)  under the new Mining Act in Ontario. These grant the holder, Joshua Gold, the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas. The table lists the legacy claim numbers and the new cell claims that these legacy mining claims have been converted to under the implementation of the new Ontario Mining Act. Cells with IDs 41O15G360 (claims 289156, 280401), 41O14H341 (claims 107471, 129129), 41O14H343 (claims 157059, 190225), 41O15H344 (claims 230404, 144217, 216941) although indicated as boundary cells are fully owned due an overlap of the C1 and Rollo Properties.   These require annual exploration expenditures of $11,600 CAD per year, with different amounts due on each claim anniversary dates, accompanied by an industry standard report detailing the work completed. Claim anniversary dates are given below:

Rollo Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4275244	343107	41O15G317	Standard	2019-03-09	$ 400	Rollo
4275246	325684	41O15H325	Boundary	2019-03-09	$ 200	Rollo
4275244	311135	41O15G356	Boundary	2019-03-09	$ 200	Rollo
4275244	311134	41O15G295	Boundary	2019-03-09	$ 200	Rollo
4275244	304312	41O15G355	Boundary	2019-03-09	$ 200	Rollo
4275246	297033	41O15H345	Boundary	2019-03-09	$ 200	Rollo
4275246	297032	41O15H284	Boundary	2019-03-09	$ 200	Rollo
4275245	289156	41O15G360	Boundary	2019-03-09	$ 200	Rollo
4275245	281059	41O15G319	Standard	2019-03-09	$ 400	Rollo
4275245	278432	41O15H301	Standard	2019-03-09	$ 400	Rollo
4275246	277653	41O15H302	Standard	2019-03-09	$ 400	Rollo
4275244	273820	41O15G297	Boundary	2019-03-09	$ 200	Rollo
4275244	269805	41O15G298	Standard	2019-03-09	$ 200	Rollo
4275245	259093	41O15H321	Standard	2019-03-09	$ 400	Rollo
4275245	259092	41O15H281	Boundary	2019-03-09	$ 200	Rollo
4275245	255729	41O15G315	Boundary	2019-03-09	$ 200	Rollo
4275245	251917	41O15G359	Boundary	2019-03-09	$ 200	Rollo
4275245	251916	41O15G339	Standard	2019-03-09	$ 400	Rollo
4275245	251915	41O15G320	Standard	2019-03-09	$ 400	Rollo
4275246	242605	41O15G322	Standard	2019-03-09	$ 400	Rollo
4275246	230404	41O15H344	Boundary	2019-03-09	$ 200	Rollo
4275246	230403	41O15H304	Boundary	2019-03-09	$ 200	Rollo
4275245	225101	41O15G340	Standard	2019-03-09	$ 400	Rollo
4275244	201078	41O15G357	Boundary	2019-03-09	$ 200	Rollo
4275246	192540	41O15H303	Standard	2019-03-09	$ 400	Rollo
4275244	188921	41O15G296	Boundary	2019-03-09	$ 200	Rollo
4275244	185262	41O15G338	Standard	2019-03-09	$ 400	Rollo
4275245	185261	41O15G300	Boundary	2019-03-09	$ 200	Rollo
4275244	180954	41O15G335	Boundary	2019-03-09	$ 200	Rollo
4275246	176522	41O15H323	Standard	2019-03-09	$ 400	Rollo
4275246	163140	41O15H342	Boundary	2019-03-09	$ 200	Rollo
4275246	157059	41O15H343	Boundary	2019-03-09	$ 200	Rollo
4275244	156470	41O15G336	Standard	2019-03-09	$ 400	Rollo
4275244	136289	41O15G337	Standard	2019-03-09	$ 400	Rollo
4275245	129129	41O15H341	Boundary	2019-03-09	$ 200	Rollo
4275246	129128	41O15H324	Boundary	2019-03-09	$ 200	Rollo
4275246	129127	41O15H283	Boundary	2019-03-09	$ 200	Rollo
4275244	110491	41O15G316	Standard	2019-03-09	$ 400	Rollo
4275246	104471	41O15H282	Boundary	2019-03-09	$ 200	Rollo
4275244	104103	41O15G358	Boundary	2019-03-09	$ 200	Rollo
4275244	104102	41O15G318	Standard	2019-03-09	$ 400	Rollo
4275245	104101	41O15G299	Boundary	2019-03-09	$ 200	Rollo
Total					$ 11,600

•

Kenty Property

o

The Kenty property consists of historical patents that grant full ownership of the mining and surface rights to the party that is awarded ownership after settlement or conclusion of the legal proceedings (Court File No. CV-13-480311). No taxes or levies are owed by Joshua Gold Resources Inc. until the resolution of the legal proceedings. The table lists each mining claim with the size, and required taxes due each year. These mining claims are described under LRO No. 53 in the Land Registry Office-Land Tides Division of Sudbury under abstracts: PIN 73113-0003(LT), PIN 73113-0004(LT), PIN 73113-0005(LT), PIN 73113-0006(LT), PIN 73113-0007(LT), PIN 73113-0008(LT), PIN 73113-0009(LT), PIN 73113-0010(LT), PIN73113-0011(LT), PIN 73113-0012(LT), PIN 731IV-0013(LT), PIN73113-0014(LT), PIN73113-0015(LT), PIN73n3-0016a(LT), PIN 73113-0017(I.T), and PIN 73114-0001(LT).

Kenty Property Leased Claims Summary

Claim No.	Township	Parcel	Hectares	Annual Tax
S20835	Dore	7802SWS	13.68	$ 79.52
S20702	Swayze	7793SWS	15.69	$ 91.09
S20703	Swayze	7794SWS	18.18	$ 105.62
S20706	Swayze	7808SWS	16.84	$ 97.87
S20707	Swayze	7809SWS	12.14	$ 70.62
S20708	Swayze	7804SWS	15.35	$ 89.18
S20709	Swayze	7805SWS	12.15	$ 70.68
S20710	Swayze	7806SWS	9.88	$ 57.38
S20711	Swayze	7796SWS	14.8	$ 86.07
S20712	Swayze	7797SWS	14.69	$ 85.48
S20713	Swayze	7798SWS	13.1	$ 76.08
S20714	Swayze	7799SWS	8.31	$ 48.27
S20715	Swayze	7800SWS	9.98	$ 58.03
S20716	Swayze	7801SWS	11.01	$ 63.77
S20704	Swayze	779+5SWS	13.6	$ 79.09
S20705	Swayze	7807SWS	17.42	$ 101.29
Total			216.82	$ 1,260.04

•

Carson Property

o

The Carson Property consists of a single mining lease number NT-3446, registered with the NWT Mining Recorder, under the name of Andrew Currah, acting as trustee for Joshua Gold Resources Inc for a period of 21 years with 19 years remaining. Lease payments of $2,310 are required to be paid by June 30th. The lease consisted of the whole of Lot 1003, Quad 86-B-03 in the North Mining District in the Northwest Territories as shown on a plan survey number 76137 in the Legal Surveys Division, Department of Natural Resources Canada at Ottawa, said Lot being otherwise known as the BR#2 mineral claim containing 1,141.00 acres. The gives the holder the exclusive right to search for, win, work, and take all minerals, as defined in the Mining Regulations, in, upon or under the mineral claims, defined in full in the Northwest Territories Mining Regulations SOR/2014-68, Registration 2014-03-28 Northwest Territories Mining Regulations, P.C. 2014-306 2014-03-27. The property is subject to a 2% NSR, 1% due to John Rapski, of which 0.5% can be purchased for $1 million Canadian (CAD); and, 1% to 2214098 Ontario Ltd, of which 0.5% may be purchased for $1 million Canadian (CAD)

Asquith Property

Property And Ownership

The Asquith Property is comprised of staked mining Claim No. 4270343  located in northernmost Asquith Township, Larder Lake Mining Division. The claim is centrally situated on the border of Asquith and Churchill Townships, and consists of 3 claim units, covering approximately 47.02 hectares. The property is bounded by UTM NAD 83 17U 479025E to 480236E and 479025E to 480213E and 5269380N to 5269773N and 5269372N to 5269775N.

Joshua Gold acquired a 100% undivided, transferable interest in Claim No. 4270343 in Asquith Township, Larder Lake Mining Division on March 1, 2017 from staker Andrew Currah in exchange for 100,000 common shares of Joshua Gold Resources Inc and his retention of a 2.5% NSR on all minerals paid at time of purchase. Assessment Credit Work required on the property is $1,200.00 through October 7, 2018. The claim consists of 3 claim units.

Location And Access

The property is located 100km south west of Kirkland Lake, and approximately 110km south of Timmins, Ontario. Paved Highway No. 560 passes through Shining Tree and connects with Hwy. 144 some 50 km to the west from which access may be obtained to Timmins in the north and Sudbury in the south. An unpaved logging road leading north from Hwy 560 provides closer access to the claim. No hydro lines cross the property but are located within access. Vegetation is generally second growth spruce, pine, balsam, poplar, and birch. Climate is typical of northern Ontario with snow cover and cold weather from mid November until May.

Regional Geology

The Shining Tree property is located in the southern Abitibi greenstone belt in the Superior Province. Rocks of the Pacaud, Deloro, Kidd-Munro, Tisdale, and Timiskaming assemblages comprise the supracrustal rocks on the Shining Tree area. These rocks are intruded by granitic and mafic dykes and sills striking in a northwest direction. Additionally, Proterozoic aged diabise dykes intrude all of these rocks types. Metavolcanic rocks in these assemblages range from ultramafic-maic to felsic rocks, which are comprised of both flows and pyroclastic sequences.

Regional scale fault features trend north-northwest and can be between Timmins and Sudbury. The Rideout Fault passes through Churchill township to the north of the property, and is projected to be the Westward extension of the Larder Lake Deformation zone. Splay faults off of this regional structure are a possible gold mineralization, of which there are examples near the current claim group.

Property Geology

The Shining Tree property is underlain by metavolcanic rocks of the Pacaud assemblage. Rocks are predominantly mafic volcanic rocks, but lesser amounts of komatiite and ultramafic rocks occur towards the eastern edge of the property area. Small felsic porphyritic intrusions and dykes occur to the east of the property.

Mineralization

Regional scale mineralization focuses on mineralization related to mesothermal lode gold deposits targeting quartz vein style mineralization, as well as shear zones associated with strong alteration mineral assemblages. The Tyrrel shear zone and Tyrannite show examples of highly altered shear zones, exemplified by strong silification, seritization, and carbonitaization associated with mineralization. Quartz veining style mineralization occur in the Gosselin vein ~500 meters to the east of the property.

Previous Exploration Work

Patino Mines (1981) carried out a magnetic and VLF geophysical survey on the claim group around the Northwest shore of Nora lake, which lies within the current proeprty area. This followed a geological mapping program by the same company in 1981, which was focused to the east of Nora Lake and the current property area. This mapping program showed generally intermediate to mafic volcanics in the claim area, as well as altered ultramfic sequences trending to the north just east of the property boundary on the east shore of Nora Lake associated with auriferous fuschite (green carbonate) alteration assemblages.

Vintage mines completed a VLF eltromagnetic survey, as well as a diamond drilling program (1973 - 1974). To the southwest of the claim area, a diamond drill hole was completed to intersect an eletromagnetic conductor under Nora Lake. This intersected massive to schistose metavolcanics.

Local Infrastructure

Paved highway 560 passes approximately one (1) km south of the property through Shining Tree Ontario, which is accompanied by a power transmission lines. Logging roads continuing north of highway 560 access the southeastern portion of the property, and boat access from Shining Tree on West Shining Tree Lake gives access to the southwestern area of the claim. The property area is dominated by swampy vegetation, bog, and balsam growth.

Carson Property

Location and Access

The Carson property is located in a remote area approximately 195 kilometers north-northwest of Yellowknife in the Northwest Territories, Canada. Direct access is only possible via fixed wing or rotary wing aircraft from Yellowknife. However, winter access via the Colomac Winter road is possible. The road comes within 5km to the West of the property area.

Property and Ownership

The Carson property is 1141 acres comprising one mining lease registered in good standing with the NT Mining Recorder’s office and is geographically centered at 115°8’35"W 64°9'57”N, NTS 086G/03, Mackenzie Mining District, North West Territories. The lease number is 3446, issued to John P Rapski June 30, 1993 and expiring June 30, 2024.

Regional Geology

The Damoti Lake area lies within the Slave Structural Province within the INdin Lake Supracrustal belt. This belt is composed of Archean age metasedimentary and metavolcanic rocks of the Yelloknife Supergroup, and is truncated to the west by Archean age plutons and migamtites, and to the east by gneissic basement rocks.The Indin Lake belt form a series of north to northeast trending volcanic assemblages.

The Yellowknife Supergroup is composed of a lower Hewlitt group, a sequence of pillowed mafic tholeiitic basalts intercalated with more rare felsic calc-alkaline volcanics and are older than approximately 2.67 Ga. Overlying the Hewlitt group is Leta Arm group, a sequence of pollowed and massive mafic and felsic flows, and intermediate to felsic volcaniclastic rocks (2.6y Ga). The  Chalco Lake group, consisting of conglomerates, sandstone-mudstones, and volcaniclastic rocks (<2.65 Ga). Sediments composed of interbedded agillites, siltstones, and greywacke beds are consistent with turbite deposition. Sedimentary horizons host iron formations of pyrite +/- pyrrhotite, as well as sulphide-bearing argillite units in the eastern area of the Indin Lake area.

Gabbro and quartz-diorite sills in the Indin Lake are thought to be related to volcanic units in the area. Volcanic rocks are intruded by grandodiorite and pegmatites of variable ages. Diabase dykes also cut all units in the Indin Lake area.

Property Geology

The Carson property is underlain by mafic and lesser felsic metavolcanic and subordinate metadsedimentary rocks of the Yellowknife Supergroup. Felsic metavolcanic rocks occur at the metavolcanic-metasedimentary contacts. The 1985 mapping program identified 8 major rock assemblages in the property area, which contacts trending slightly east of north.

To the central area of the property is the Snowden andesite and consists of pillowed, variolitic, porphyritic, and amigoidal flows. Two horizons of mafic volcaniclastic rocks are defined by mafic tuff and matric with felsic clasts which overly the Snowden andesite. A strongly sheared unit is equivalent to this unit but is identified as a mafic agglomerate. The Oti rhyolite occurs to the western side of the property. It is strongly brecciated and sericitized, hosting pyritic argillite are associated with graphitic shear zones within lenses of this unit. The Damoti rhyolite is mapped at the metavolcanic-metasedimentary rock contact, and is a fine grained and tuffaceous unit, with local interbeds of lapilli size fragments.

Yellowknife Supergoup metasediments underly the eastern side of the property, and consist of fine grained greywacke and argillite sequences. This sequence sows graded bedding of a turbidite sequence, and interpretation of top indicators suggests this unit overlies the metavolcanic sequences.

Several felsic porphyritic dykes intrude the property, and can be up to 20 meters in width. Additionally, several steeply dipping diabase dykes intrude the entire property stratigraphy.

Mineralization

Gold mineralization in the Damoti Lake area is characterized by quartz carbonate veins associated with regional scale structural deformation. Shear zones on the property are northeast trending and parallel to the regional tectonic fabric. The Hillop, Chuck vein, and Pond showings all occur in these northeast trending shear zones.

This style of mineralization is consistent with volcanic hosted orogenic lode-gold deposits. Quartz-carbonate veins are typically associated with altered volcanic wall rocks with sillification, pyrite, and chlorite alteration, which can include pyrrhotite and biotite alteration minerals. Trace amounts of chalcopyrite and galena can occur in mafic volcanic hosted shear zones. Gold grades on the property associated with quartz-carbonate veins typically show higher grade gold mineralization over narrow widths from 6 to 60 inches (~2.5 to 23.5 cm). Gold mineralization can also be associated with iron formations in volcanic and sedimentary sequences that are prospective for polymetallic base metal mineralization.

In the property area, shear zones parallel to regional scale deformation zones host auriferous quartz-carbonate veins occur at the Check vein and the Hilltop showing in felsic, intermediate volcanics and sedimentary rocks. Lithological contacts also present a mineralization target for these styles of veins, of which is exemplified by the Pond showing.

Previous Exploration Work

Prospecting and exploration work in the Damoti Lake and Indin Lake areas began in 1938 with the discovery of the Barker (Anne) showing. This discovery lead to the staking and subsequent mapping and prospecting of much of the Indin Lake supracrustal belt by government and invested industry personnel. A number of showings were discovered including Diversiﬁed, North Inca and Colomac, all of which reached an advanced stage of exploration.

Reconnaissance mapping of the lndin Lake belt commenced in 1939 by C5. Lord and J.T. Wilson of the Geological Survey of Canada, and was competed in 1948 (Lord, 1951; Fortier, 1949). Detailed geological examination was then conducted at Chalco Lake (Stanton et al., 1948; Pehrrson and Kerswill, 1997), Ranji Lake (Tremblay et al., 1953; Pehrrson and Kerswill, 1997b), and Ghost Lake (Wright, 1954; Pehrrson and Kerswill, 1997b).

A second round of exploration in the 1970's was focused on volcanic-hosted massive sulphide (VHMS) mineralization. This work resulted in a number of base metal occurrences. During the 1980’s renewed interest in the belt culminated with the development of the Colomac mine and the Cass deposit.

Between 1970 and 1972, Freeport Oil Company explored the belt for base metal mineralization. A 2700 line kilometer airborne electromagnetic and magnetic survey was conducted over ground west of the Damoti Lake area, this survey did identify a conductor on the west shore of Damoti Lake (Klein, 1970).

In 1981, Noranda staked the Betam claims adjacent to the present day Carson property. Geological, geochemical, and geophysical investigation were conducted. Anomalous, but low grade gold values were found in small sulphide-bearing quartz veins in the mafic volcanic rocks and the ground was allowed to lapse (Cluff and Myres, 1982).

In 1985, the Oti claims were staked along the western shore of Damoti Lake by Comaplex Resources International Ltd. and were examined by Placer Development Ltd. A number of low grade showings were discovered by geological, geochemical and geophysical surveys (Pinsent, 1985).

The Geologic Survey of Canada initiated 1:125,000 scale mapping furthered the geological understanding of the area (Frith, 1986; 1993). Detailed examination of the mineralized areas in the Indin Lake area was conducted from 1987 to 1991 (Morgan, 1992). Most recently the Indin belt was examined in the context of structural and sedimentological relationships (Pehrsson and Beaumont - Smith, 1994; Pehrsson and Villeneuve, 1999; Pehrsson, 2002; Pehrsson, 2009).

In 1992, J. Brophy conducted mapping and sampling on BIF Island of Damoti Lake. Prospective results from this sampling lead to the staking the discovery of the Damoti Lake deposit by Covello Bryan and Associates in 1993. Exploration at Damoti Lake has been ongoing through to present day. Puritch and Ewert (2005) present a very thorough summary of exploration on the Damoti Lake iron-formation property.

Exploration has been periodically conducted in the Indin Lake area since the mid 1930’s with the discovery of lode gold in the mafic volcanic rocks that surround the lake. Prospecting of the area around the lake identiﬁed a number of additional gold showings in the volcanic and surrounding sedimentary rocks. In the 1970's, exploration shifted focus to polymetallic base metal targets and lead to the discovery of new occurrences in the Indin Lake belt. The discovery of iron formation-hosted gold at Damoti Lake, and active mining at the Colomac deposit, fueled the exploration effort during the 1990’s. At present, elevated gold prices have renewed staking and exploration interest in the Indin Lake belt.

The earliest organized exploration recorded on the property was conducted by Snowden Yellowknife Mines (Snowden) in 1947. This exploration effort may have lead to the discovery of the Pond. Chuck Vein, and Hilltop showings. These showings remain the most prominent mineral occurrences recognized on the property. Snowden reported trenching and diamond drilling activities on the Pond showing and isolated localities along strike to the northeast. Grades as high as 1.26 oz/t Au over 7 inches in hole 5-18 and 0.55 oz/t Au ever 7 inches in hole 5-16 are reported (Glidden and Burton, 1948). In 1981, Wollex Exploration examined the property through prospecting, mapping, and re—sampling existing trenches.

A total of nine trenches and 35 x-ray diamond drill holes have been completed on the Pond showing. The showing occurs in sheared mafic and felsic volcanic rocks. Drilled gold-bearing intervals show silicacarbonate-pyriteipyrrhoite alteration. One grab sample from Trench 16 assayed 2.66 oz/t.

The Chuck vein showing is a milky white quartz vein hosted in a ten meter wide shear zone. This vein is lesoidal and can be traced discontinuously for 200 meters. A chip sample collected in 1985 assayed 870 ppb Au over 0.5 meters in Trench 2.

The Hilltop showing is a weakly silicified zone in intermediate volcanic rocks. Four trenches have been excavated on the showing. No signiﬁcant gold assays are reported.

The area covering the Chuck Vein showing was originally staked in 1939 by P.A. Schwerdt and restaked in 1945 by Schwerdt again after the Dions claims were allowed to lapse.

In 1946, Snowden acquired the Doins claim and commenced with trenching, stripping, and x-ray diamond drilling. A total of 13 trenches/pits and 43 drill holes totaling 6384.26 feet was completed. Drilling on the Pond Zone encountered visible gold.

Comaplex Resource International Ltd. in 1981 staked the showing area (KIM 1 claim) and Wollex Exploration (Wollex) located and re-sampled the existing trenches in the summer of 1981. The sampling returned some elevated gold values which included 4820 ppb Au from the Chuck vein and 5940 ppb Au from the G—Zone [Pond] (Dickson, 1983).

The KIM 1 claim was allowed to lapse and in 1985 the showing area was re-staked as the BR2 claim by W. Brink. Noranda explored the property in 1985. The showing area was prospected then mapped at a scale of 110,000. The property was chip sampled (92 collected), grab sampled (55 samples) and 63 samples were taken for lithogeochemistry. Sampling on the Pond showing returned signiﬁcant gold values up to 2.66 oz/ton while the Chuck Vein had a chip sample assaying 870 ppb gold. Noranda did not complete any further work on the property. Geophysical surveys were conducted and the property was taken to lease in June of 1993 (Puritch and Ewert, 2005).

Mapping, sampling and geochemical analysis

Wollex prospected and sampled the Carson property in 1981. A number of shear zones were identified on the then called KIM1 claim (owned 100% by Comaplex Resources International Ltd.), the largest of which was the G-Zone (Pond zone as of 1985). The G-zone is described to continue from the claim boundaries for many kilometers in both directions and coincide with the contact of the maﬁc and felsic volcanic rocks (Dickson, 1982).

An analysis error occurred at the lab when processing the 1981 samples (Dickson, 1983). Due to the packaging of the samples, the lab mistakenly assayed several rock chips from the same trench as one sample; therefore some reported results are the averages of several samples over the length of the trench (Dickson, 1982).

Four trenches were sampling at the Pond showing. Gold values are described as erratic with a best result of 0.17 oz/ton Au from an average of two samples (Dickson, 1982).

In 1985, Noranda collected and analyzed 117 chip samples and 30 grab samples for gold across the property. An additional 63 samples were collected for lithogeochemisty and geochemical analysis for gold (Powers, 1986). Chip samples consisted of continuous chisel samples across quartz vein and altered walk rock material.

A total of 20 Iithogeochemical samples, eight grab samples, and 78 chip samples were collected from the Pond zone.

Geophysics

Noranda completed ground magnetic and Very Low Frequency Electromagnetic (VLF-EM) surveys in the fall of 1985 after the geology program had finished. A 2.1 kilometer baseline oriented at 034° azm was established by chaining. A line spacing of 100 meters with 50 meter station spacing were chained and flagged from the baseline to establish 15.4 line kilometers of survey lines.

Magnetic survey

Survey speciﬁcations: The magnetometer employed on the survey was a UNIMAG model 6836 proton magnetometer manufactured by Geometrics of Toronto, Ontario. The diurnal variation was monitored with a geometries base station unit. Base station measurements were made every four seconds and used to correct the ﬁeld data. The magnetic variation ranges from 3350 to -1630 nts (Powers, 1986).

Discussion: Powers (1986) suggests that there is a trend from low to high magnetic response along the eastern portion of the property interpreted to be the contact between [volcanic and sedimentary] rocks. Within the magnetic terrane there are a number of interpreted linear highs that trend parallel to the regional fabric.

VLF-EM survey

Survey speciﬁcations: An EM16 manufactured by Geonics Limited of Toronto, Ontario was used to carry out the VLF-EM survey. This instrument measures the in-phase and quadrature component of the electromagnetic ﬁeld transmitted from various naval facilities. In this ca5e the transmitter employed was Seattle, Washington (Powers, 1986).

Discussion: Powers (1986) summarizes three VLF-EM anomalies (Figure 5). A small anomaly interpreted to be shallow in origin occurs at the north end of the grid (L11+00N at 1+50E). A second shallow but more prominent anomaly trends approximately parallel to the baseline on the eastern side of the survey grid (L6+00N at 3+50E to L4+OOS at 2+50E). Powers (1986) suggests that this anomaly may actually be two anomalies offset between 3+005 and 4+OOS. The third anomaly is coincident with the Chuck vein (L1+OOS and L2+OOS at 3+00W). All conductors are interpreted to strike parallel to regional foliation.

Trenching

Snowden exposed 2782 cubic feet in nine trenches on the Carson property (Figure 6). The locations of nine of these trenches are shown to be at the Pond showing (Glidden and Burton, 1948). Trenches are reported at the Chuck vein and Hilltop zone showings and were sampled during the 1981 Wollex program and 1985 Noranda programs (Dickson, 1982; Powers 1986). The author cannot conﬁrm when the trenches outside the Pond zone were created. Assay values from any material sampled from the trenches is not presented in Glidden and Burton (1948).

Diamond drilling

In 1946, Snowden acquired the Doins claim and commenced with trenching, stripping, and may diamond drilling. A total 43 drill holes totaling 6384.26 feet were completed (Glidden and Burton, 1948).

Local Infrastructure

The Colomac Winter road passes within 5 km to the west of the property. The Colomac Mine is approximately 25 kilometers to the North. No power lines, gas lines, or settlements occur near the property. The property is approximately 100 kilometers north-northeast from Northwest Territories Power Corporation's Snare River Hydro power complex.

Jane Property

Location and Access

The property is comprised of two contiguous staked mining claims located 90 km north east of the City of Sudbury within south central Janes Township in the Sudbury Mining Division. It consists of 28 claim units covering approximately 474.43 hectares. The claim group shares its western boundary with Sturgeon River Provincial Park lands along the shores of the Sturgeon River. The property is bounded by UTM NAD 83 17U 0548672E to 552063E and 5165443E to 5165441E and 5165442E to 5165444E AND 5165443N to 5166867N and 5165441N to 5166830N and 516444N to 5166899N.

The property is accessible from Highway 17 by following King’s Highway 64 to secondary highways 539 and 539A to Hwy 805, an unpaved provincially maintained resources access road running along the Sturgeon River.  The head of the groomed snowmobile trail that bisects the claims group east to west is accessible at the point where Hwy 805 swings north toward the entrance of the Sturgeon River Provincial Park.

Highway 508 provides access by a pick-up truck to the trail head where the property can be entered on foot or ATV in the summer or by snow machine in winter.

Property and Ownership

Joshua Gold acquired a 100% undivided, transferable interest in Claim No. 4286420 in Janes Township, Sudbury Mining Division on April 6, 2017 from stakers Alexander Hodson and Andrew Currah in exchange for 160,000 common shares of Joshua Gold Resources Inc and their retention of a 3% NSR on all minerals paid at time of purchase. Assessment Credit Work required on the property is $5,600.00 through February 17, 2019. The claim consists of 14 claim units.

Joshua Gold Resources Inc acquired Claim No. 4286421 in Janes Township, Sudbury Mining Division on June 6, 2017 by paying David Hiltz to stake the property. Assessment Credit Work required on the property is $5,600.00 through June 6, 2019. The claim consists of 14 claim units.

Regional Geology

The Jane township area is in the Southern Province, and is largely covered by Pre-Cambrian aged metasediemts of the Gowganda and Mississagi Formations of the Huronian Supergroup. The southern area of Jane township host higher grade metamorphic fascies, associated with the Ess Creek Fault, and the Grenville front boundary fault which marks the contact with the Grenville Province to the south of the Southern Province. Rocks within the Grenville Province in Jane Township are generally higher grade metasediments of Pre-cambrian in age, dominated by plagioclose and biotite rich gneissic rocks, and lesser amounts of amphibolite. Primary sedimentary structures in these rocks are largely destroyed in the Janes township area.

The Gownganda formation is composed on conglomerates, greywackes, quartz arenite, and arkose. The group ranges in thickness from 0 - 1500 meters, and averages around 700 meters in thickness. It is relatively flat lying and forms an unconformable boundary with the underlying intrusive rocks. Polymictic conglomerates are common at the uncomformity.

The Nippissing intrsuive rocks, composed of commonly gabbroic rocks, to lesser amounts of granitic dykes and monzonite, outcrop at the surface, and most likely unconformably underlay the metasediments of the Huronian group forming large sill structures. Bodies are outcrop in irregularly shaped, flat lying bodies.

Property Geology

The property lies just north of the Grenville boundary fault zone, and is underlain by sediments of the Mississagi group, and outcrops of Nippissing gabbro intrusives. The Ess Lake fault trends through the southern area of the claims trending northeast. Small bodies of the Gowganda group occur to the eastern area of the claim.

Mineralization

Mineralization within the Nippissing gabbro includes Ni-Cu-PGE mineralization associated with chalcopyrite, pyrite, pyrrhotite, and magnetite mineralization, and as well as weak carbonate alteration. Mineralization occurs in irregular bodies within the gabbro, but also commonly in contact with the Huronian Supergroup metasediment rocks.

The conglomerates of the Mississagi Formation in McNish township to the north was found to host detrital Uranium mineralization, and appears similar to the Blind River area uranium hosting rocks. Similar detrital Uranium mineralization is also observed in Conglomerates of Pardo Township. Inventus Mining Corp. (formerly Ginguro) found that this conglomerate unit hosted paleo-placer gold mineralization, as was associated with conglomerates occurring at the unconformity of the Mississagi and underlying intrusive rocks, and targeted this horizon for paleo-placer gold mineralization.

Previous Exploration Work

International Freegold Mineral Development Inc. (2000) completed a prospecting program targeting Cu-Ni-PGE mineralization in the Nippising Gabbro-metasediment contacts. A few samples were taken from the south of the claim area, but were not assayed. They were identified as biotite rich schists. A regional scale mapping program was carried out by the OGS (Dressler, 1979), and have identified Nippissing Gabrro outcrops, as well as metadsediments of the Mississage group on the property. Outcrops of conglomerate were also identified on the property area, but greywacke and higher grade metamorphic sediments were more commonly mapped at a regional scale.

Local Infrastructure

A full range of services and supplies are provided in the city of Sudbury located 50 km to the west of Hagar (a community located at the junction of Highways 17 and 539). Accommodations, food, and limited supplies can be found approximately 35km away in the town of Hagar and approximately 40km away in Sturgeon Falls.

JSHG’s exploration activities of the Mississagi gold structure are currently at the grass roots level.

The claim group is comprised of extensive flat-lying, shallow, friable gold-bearing conglomerate reefs; these are similar to those identified in the Eastern Reef and Godzilla Zones by Inventus Mining Corp. at their Pardo Project to the north east of JSHG’s property in Janes Township.

Therefore, JSHG plans to do a radiometric survey of their claim group with a scintillometer to plot the radioactive signals from the platinum group that may be an indicator of gold in this reef structure.

JSHG plans to actively monitor developments in the exploration activities of Inventus Mining Corp. and other companies active in the area, to best determine its long-range exploration plan for the property.  JSHG will adopt and apply to the Janes claim group any techniques that prove especially effective in this structure.

Swayze Area Properties

The company holds interest in 3 distinct claim groups in the Swayze area that forma contiguous block of mining claims in Rollo, Swayze, and Dore townships in the Porcupine mining district in northern Ontario. The properties are called the Rollo property, the C-1 property, and the Kenty property. The nature and ownership of each property is different for each group of claims, which are differentiated as different properties in terms of this report.

Location and Access

The Property is west off Highway 144, midway between the established mining camps of Timmins to the north and Sudbury to the south and km south of the town of Gogama. The Dore Road passes just to the south and east of the claim group. Smaller logging road and trails give access to the claim group, with ATVs and snowmobiles required to continue on some of the trials on the property area.

The Sultan Road is a private, gravel road leading west from Highway 144 to the settlements of Ramsay and Sultan, and provides year-round access to the Dore road. This gravel road begins at Highway 144, at the junction with Highway 560 and after travelling west approximately 55 km encounters the north-trending Dore Road. The Swayze properties are accessed after travelling approximately 35 km northwest along Dore Road. Areas throughout the Swayze properties can be accessed via a network of secondary or local logging roads. Plowing of the secondary logging roads and the Dore Road would be required to access the Swayze properties via pickup truck in the winter months.

The mining cities of Timmins and Sudbury, Ontario are located within a three hour drive by logging road and paved highway from the Swayze area properties, where ample groceries, supplies and exploration related services can be obtained.

The C-1 property is covered by smaller logging roads, trails, and skidder trails that require an ATV/snowmobile to traverse in the summer, and winter, respectively. The same trail/road network also transects the Kenty Mine property claims.

A minor logging road to the north of the C-1/Kenty Mine area access traverses west from the Dore road along the northern boundary of the claim groups.

Property Ownership

Rollo Property Claims and Ownership

The Rollo property claims were purchased from Lucas Currah for 250,000 shares of the company's common stock and a  3 % NSR on the claims, in return for full ownership interest in the claims.

C-1 Property Claims and Ownership

The C-1 property consists of 5 mineral claims contiguous with the Rollo property and Kenty area claims were optioned from a mining group representing full, 100% interest in the mining claims.

Kenty Mine Claims and Ownership

The Company entered into an agreement with Brian MacClay to purchase the Kenty Mine claims, which are comprised of  patented mining claims. However, a separate group claimed title and ownership of these patented mining claims, and therefore, the Company is currently in litigation to resolve the title and determine the rightful owners of the claims. The Company has been added as an owner on title as a result of the current legal proceedings to date.

Regional Geology

The Swayze Greenstone Belt (SGB) is located within the western Abitibi Subprovince of the Superior Province. It is similar in age and composition the better known Abitibi Subprovince, a prolific producer of greenstone-hosted lode gold deposits, and is thought to be the western extension of the Abitibi. The SGB is bounded to the east by the Kenogamissi Batholith (2713 Ma), to the north by the Nat River granitoid complex (2692 Ma), the Ramsey-Algoma grantitoid complex to the south (2692 Ma), and the Kapukasing Structural Zone to the east.

The Swayze Greenstone Belt hosts Archean age volcanic assemblages with a general east-west trending structure. The oldest rocks are of the mafic to intermediate rocks of the Chester Group (2730 Ma), which are overlain by rocks of the Marion Group (2729 Ma) rocks predominantly of felsic volcanics and iron formations. The Trailbreaker Group (2705 Ma) overlies the Marion group, and is equivalent in age and composition to the tholeiitic Tisdale in the Timmins camp. The Tisdale group hosts most of the major gold deposits in the Timmins gold camp, and is uncomformably overlain by the Timiskaming sediments, which are thought to resemble the Rideout Group (<2690 Ma). The Trailbreaker Group consists of ultramafic, mafic, and felsic volcanic assemblages.

Mineralization

Mineralization in the SGB targets similar mineralization style to quartz vein hosted lode-gold deposits in the Abitibi Subprovince. These deposits are typically structurally controller epigenetic deposits, characterized by complex structural features hosting laminted quartz-carbonate veins in brittle, steeply dipping fault-fill veins, as well as narrow flat-lying extensional veins. These deposits are typically associated with regional unconformities, Archean-age tholeiitic basalts intruded by felsic porphyry bodies. Additionally, major crustal-scale compressional to transtensional fault zone structures resulting from accretionary processes necessary to create the deformational structures that transport deep crustal Au-rich metamorphic fluid along the deformation structures leading to gold mineralization.

Mineralization on the claim group is characterized by quartz-carbonate veins in Archean age metavolcanic rocks, that are typically with porphyritic felsic intrusions. Mineralization occurs within quartz-ankerite-pyrite veins with an associated altered volcanic wall rocks and porphyry. Gold grades are nuggety and sporadic, with anomalous gold values occurring in the vein material, altered wall rock, and altered porphyritic units on the property. The most impression example is a flat-lying quartz-carbonate vein, named the C-1 occurrence, that hosts intensely altered, flat-lying, quart-carbonate veins where visible gold is present. Elsewhere on the property, quartz-ankerite-pyrite veins are associated with less intense wallrock alteration and can trend either ~40-60 degrees or ~ 345 degrees. These are similar orientation to regional scale fault structures in the property area, as well as vein mineralization in the adjacent Kenty Mine claims.

Property Geology

Kenty Property

The Kenty property is underlain by pillowed mafic volcanics, which are in contact with felsic volanics and metasediments in the southern area of the property. Small bodies and dykes of felsic volcanic rocks intrude the mafic volcanic rocks on the property. Local structural deformation and quartz veining are parallel to regional fault and deformation structures and generally trend 40 - 60 degrees. More minor auriferous veins trend at ~340 degrees and are also associated with regional scale deformation structures. These regional structures offset and truncate veins that trends 40 - 60 degrees, which is observed in the No. 17 vein at surface, and in the No. 1 shaft.

Around the No. 2 shaft, veining and mineralization is associated with a "lamprophyrye" body that hosts quartz vein style mineralization and is visible in trenches at surface. Historically it was identified as a lamprophyre, but is has also been classified as an altered diorite. The rock is massive and medium grained with abundant biotite in its matrix.

C1 Property

The property is underlain by mafic to intermediate volcanic rocks that are bounded to the north and south by felsic volcanic rocks. The mafic volcanics are intruded by several smaller felsic porphyry intrusions, as well as intermediate to felsic dykes. A narrow band of altered ultramfic volcanics are suggested from historic geological mapping on the Kenty Mine area, as well as regional mapping by Heather et al (1991). Faulting and shearing appears to occur in a north-south orientation group, as well as a more east-west orientation group that is slight north of the eastern trend of the volcanic rocks. Airborne and ground geophysics suggest electromagnetic anomalies are associated with sediments and felsic volcanic assemlages at the contact with the mafic volcanics, representing accessory graphite mineralization.

Rollo Property

The claim group is generally underlain by mafic volcanics that appear to be pillowed to the north of the claim groups (Heather & Shore, 1999). A high strain zone is indicated on the claim group on current claims 4276737. Quartz feldspar porphyries are indicated to the south of the Hanson Lake, which may be present in the northeast area of the claim group. The south area of the claim group is shown to be underlain by felsic volcanics with variable graphite. This shows as a airborne EM anomaly (Ontario Geological Survey, 1981). Regional magnetics show relatively flat magnetic features trending EW to east-southeast across the claim group, parallel to interpreted geology on the regional map (Heather & Shore, 1999). Historical exploration work suggests that felsic volcanics in the south of the claim group near the Rollo-Swayze township boundary may be associated with metasediments and volcanic clastic sequences.

Past Exploration Work

Regional Goverment Programs

Donovan (1965) mapped Swayze and Dore townships at a scale of 1:50,000. The claim 4270364 is shown to be underlain by mafic to intermediate massive flows and intermediate to felsic volcaincs with porphyritic textures. Limited metasediment lenses occur within the felsic and intermediate volcanics. On a regional scale NW trending fault are noted, as well as ENE trending synclinal and anticlinal fold axis, although none are noted on claim 4270364.

The Geological Survey of Canada mapped the Swayze Greenstone Belt at a scale of 1:50,00 (Heather and Shore, 1999). General fault and fold structures agree with those observed by Donovan (1965), although additional high strain deformation zones are noted. More differentiation of volcanic sequences are made, leading to a more detailed representation of the geology underlying claim 4270364. The claim is underlain by intrusive ultramafic volcaincs (SNui) and mafic volcanics (SNm), with felsic units intercalated with metasediments to the north and south of the claims.

The Kenty Property

Initial work by Kenty Gold Mines in 1930 - 1934 identified several auriferous quartz veins, and completed a diamond drilling program, as well as sinking two shafts with limited drift underground drift development. The No. 1 shaft was sunk to a total of 500 ft (152m), and lateral development took place at the 250 foot (76m), 375 foot (114m), and 500 foot (152m) levels. The number 2 shaft was sunk to a depth of 534 feet (162m), with lateral development on the 290 foot (88m) and 525 foot (160m) levels.

In 1936, Brett-Trethway Mines Limited ran a small 5-ton/day test mill and reported no grades. In 1947, Erndale Mines Ltd. acquired the property and drilled 8 DDH for a total of 498 meters. The comapny dewatered the mine, and extracted 1,3333 tonnes of ore were extracted from scaling the No. 1 vein. Sampling averaged 0.92 g/t for the program. In 1950, Elancra mines carried out some work with a local mill, with no grades/records produced.

In 1983, Heron Resources carried out a magnetic and self-potential geophysical survey and collected humus samples on the property, and carried out a mapping program and carried out underground sampling on the veins via access from the No. 1 shaft.

In 1986, Emerald Isle Resources carried out an exploration program consisting of bulk sampling and stripping, and identified an hematitic zone with quartz stockworks to the southeast of the No. 2 shaft. Several diamond drillholes were completed to test for gold mineralization around the No. 2 shaft, with the best grades occurring with quartz-ankerite-pyrite veins associated with felsic porphyry dykes.

The C-1 Property

Red Pine Exploration Inc. (2010 - 2011) explored the claims directly surrounding the Kenty mine, which include the current claim group. Their work program consisted of line-cutting, IP, stripping and trenching, and limited diamond drilling. Trenching and striping identified several anomalous gold values associated with quartz-carbonate altered volcanics and quartz veins, with more limited showings associated with a felsic porphyry unit with significant gold assays. Some higher grade assays were reported associated with north-south trending quartz veins. Diamond drilling showed very limited anomalous gold mineralization occurring in relation to the felsic porphyry unit targeting some IP anomalies, although several IP anomalies with high resistivity and high chargeability related to the auriferous quartz carbonate vein mineralization remain untested.

Prospector Charles Mortimer completed some stripping of the Hopkins 1 vein allowing for the observation both the vein and wall rock mineralization in an assessment file with limited documentation. Nuggety gold mineralization is noted in a past report by Swayze Resources Ltd. Several pits and trenches of varying age are noted on claim 4270364. It appears that trenching focused on uncovering quartz stringers, veins, and altered wall rock associated with the historic Hopkins 1 vein, located on a striped hillside in the northeast area of the claim. This work was completed on the claim group to the west and north of the Kenty patent boundaries.

Several pits and trenches of varying age are noted on the current claim group to the east, mostly occurring on claim 4275471, with limited assays reported. Several altered and weathered pits and trenches were noted during the completion of the survey. Several of these trenches are still visible on the property, and were extended as part of Red Pine Exploration Inc. program. This work was completed from 1986 to approximately 2010.

The Rollo Property

The claim groups have seen limited exploration work. Hanson Lake Resources Ltd. completed a magnetic /VLF survey in the area to the south of Hanson Lake, approximately in the northeast area of current claim group. The survey showed E/W to WNW/ESE striking, discontinuous conductors (Meikle, 1988).

Kenty Resources Ltd. completed a geophysical program (magnetics, IP) survey in the southeast of Rollo township (Meikle R. , 1988), as well as a geological mapping program (Graham, 1983). Follow-up work consisted of diamond drilling of 10 hole (~1000 meters) in shallow holes, with a primary focus around the southern creek. Low gold values were associated with argillite units near the creek, with lesser amounts of tuffs and agglomerate intersected. The best values encountered were up to 0.34 g/t in the argillite unit. Drilling to the north intersected rhyolite to rhyodacite units with sporadic pyrite and quartz veining. Exploration work was carried out between 1983 and 1987. Geological mapping showed mafic volcanics to the north and south, with argilite and tuffs in the central area near the E/W trending river in the south of Rollo Township. Sporadic outcrop made interpretation difficult. Lamprophyre dikes were noted in the south with the mafic volcanics near the township boundary. Observations support the regional geological interpretation (Hopkins, 1988).

The claim has been flown by airborne EM and magnetic surveys (Ontario Geological Survey, 1981), and mapped on a regional scale (Heather & Shore, 1999).

Exploration Plans

No exploration program is planned for the Rollo property at the present time, with exploration work focusing on the contiguous C-1 Mortimer property to the south.

Map 1 Regional Location

84°0'0"W
81°0'0"W
48°0'0"N
45°0'0"N
Rollo Property
C-1 Property
Kenty Property
Shining Tree Property
Jane Property
Kirkland Lake
Elliot Lake
Sudbury
North Bay
N
101
66
65
144
129
17
69
11
400
QUEBEC
ONTARIO
Legend
Major Cities
Railways
Major Roads
Lakes
Provincial Borders
Joshua Gold Resources Inc.
Property Location Map
0 20 40 80 120 160
km

Map 2 C-1 Property

375910
377910
379910
5302040
5300040
5298040
4280062
4280317
4277240
4277239
4275641
4275642
866882
4275235
ROLLO
COPPELL (A.E.R.)
N
866881
4275222
4275244
4275245
4275246
4275210
4275209
4287164
4271227
S20890
4270433
S21425
S21424
4275530
1154403
4283248
4283249
S20704
S20707
S20710
S20713
S20716
1154404
4283247
4275471
1154402
S20703
S20706
S20709
S20712
S20715
S20835
Legend
4270364
4207121
Patents/Leases
Township
Roads
Regional Claims
SWAYZE
S20702
S20705
S20708
S20711
S20714
4277284
DORE
4277175
REG. PLAN M - 102
C-1 Property Claims Map
4283207
4283208
4283209
1:25,000
km
0 0.25 0.5 1 1.5 2
4277290

Map 4 Rollo claim

375910
377910
379910
5302040
5300040
5298040
4280062
4280317
4277240
4277239
4275641
4275642
866882
4275235
866881
4275222
4275210
4275209
ROLLO
4275244
4275245
4275246
COPPELL (A.E.R.)
N
4287164
4271227
S20890
4270433
S21425
S21424
4275530
4283248
4283249
4283247
S20704
S20707
S20710
S20713
S20716
S20703
S20706
S20709
S20712
S20715
S20835
S20702
S20705
S20708
S20711
S20714
1154403
1154404
1154402
4275471
4207121
4270364
SWAYZE
4277284
DORE
4277175
REG. PLAN M - 102
4283207
4283208
4283209
4277290
Legend
Patents/Leases
Township
Roads
Regional Claims
Rollo Property Claims Map
1:25,000
km
0
0.25
0.5
1
1.5
2

Map 5 Shining Tree Claim

478000
479000
480000
481000
482000
5271000
5270000
5269000
5268000
N
CHURCHILL
ASQUITH
4277087
4285848
1240606
1191629
4286619
4283200
1191627
1131966
4209231
3011743
3011224
1235157
1203361
1242934
4270343
1203416
4201206
4207969
1204221
1242991
4251833
04203475
1205606
1200737
4277314
1192640
1205583
1146632
4209215
Legend
Claims
Township
Regional Patents
Primary Roads
Utilities
Secondary Roads
Lakes
Rivers
1:20,000
UTM NAD83 Z17N
m
0
375
750
1,500

ITEM 3.	LEGAL PROCEEDINGS

Except as indicated below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is  a party or of which any of its property is the subject, or any such proceedings known to be contemplated by any governmental authority.

At present the Company is involved in three material litigation proceedings. These actions are ongoing in the Ontario Superior Court of Justice and all involve the ownership of the Kenty Property.

The first application is an application brought by Emerald Isle Resources on May 14, 2013 seeking a declaration that it is the legal owner of the Kenty Property.  The application alleges:  (i) that Brian A. McClay, the owner of the Kenty Property, had sold 100% of his interest therein to Emerald Isle in 1986, although Emerald Isle did not register its acquisition of the Kenty Property at that time; and (ii) that at the time he entered into an agreement to sell the Kenty Property to the Company, Mr. McClay had no interest in the Kenty Property to sell.  The Company has responded to that application.

By separate application commenced March 13, 2014 the Company and its co- applicant, Mr. McClay commenced a separate proceeding in the Ontario Superior Court of Justice seeking a formal declaration that Mr. McClay is the sole owner of a 100% undivided interest in the Kenty Property subject only to a smelting agreement and a Mineral Property Acquisition Agreement in favor of the Company.

These matters remain to be resolved.

In separate proceedings, on May 13, 2015, the Company filed a Statement of Claim against Mr. McClay seeking damages totaling $10,750,000 in the event that the Application of the Company and Mr. McClay is unsuccessful and on or about September 28, 2015, Mr. McClay filed a counterclaim against the Company alleging that the Company has failed to deliver the consideration for the purchase of the Kenty Property and therefore has no rights thereto, and seeking damages in the amount of $2,500,000 against the Company. The matter remains in abeyance pending the resolution of the two Applications.

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

Market Information

The common stock of the company is not traded on any public market.  Effective as of June 22, 2017, pursuant to Section 12(j) of the Exchange Act, the SEC revoked the Company’s previous Exchange Act registration due to the Company’s failure to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because it had not filed any periodic reports with the SEC since the period ended September 30, 2013.

On August 13, 2018, the Company filed with the SEC a Form 8-A for the registration of its common stock pursuant to Section 12(g) of the Exchange Act.  As a result, the Company is once again subject to the reporting requirements of Section 13(a) thereof.  We believe that such reporting status will permit the Company to qualify its shares for quotation on the OTCQB or other secondary markets for which its common shares may then qualify, although we can provide no assurances that we will be successful in this endeavor   (See “Risk Factors”).  The Company has applied for quotations of its common stock on the OTCQB.  However, it has not yet received approval for such quotations and we cannot assure you when or if we will be successful in this regard or that any established public market will develop for our shares.

Holders

As of December 31, 2018, there were 121,175,276 shares of common stock issued and outstanding held by approximately 161 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

Dividends

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled "Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

As at December 31, 2018, we were in arrears in our dividends on preferred shares. The balance of dividends payable of $305,329 includes dividends of $206,400 and accrued interest of $98,929, accrued at 10.0% interest compounded annually.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.  However, during 2018, securities were to be issued to employees under individual employment agreements as further detailed below in “Recent Sales of Unregistered Securities” and Item 13.

Recent Sales of Unregistered Securities

a)

Common Stock

During the year ended December 31, 2018, the Company issued no shares of common stock.

b)

Stock To be Issued

As of December 31, 2018, the Company has yet to issue 10,314,316 shares of common stock. Of these 10,238,726 are to directors and 75,590 valued at $11,338 to an investor for placement under the Flow-Through Shares S-1 offering.

For the year ended December 31, 2018 3,000,000 shares became issuable to directors and employees of the Company for services rendered. These transactions have been recorded as stock-based compensation  for the year ended December 31, 2018, the stock compensation had total value of $150,000 within stock to be issued. During 2018, no shares were issued.

Purchases of Equity Security by the Issuer and Affiliated Purchasers

None; not applicable.

Use of Proceeds

On July 24, 2018, the Company publicly filed with the SEC its Registration Statement on Form S-1 (Registration No. 333-226315), which registration statement was declared effective on August 10, 2018.   The Registration Statement provided for the registration of:   (i) 5,000,000 shares of common stock for sale by the Company under its Primary Offering; and (ii) 62,912,797 shares of common stock for resale under a Secondary Offering by certain Selling Stockholders of the Company.

As of January 24, 2019, the Company had sold 75,590 Flow-Through shares of common stock under the Primary Offering at a price of $0.15 per share, and the Board of Directors resolved to terminate the Primary Offering only.  In accordance with an undertaking made by the Company in the Registration Statement to remove from registration, by means of a post-effective amendment, any of the securities registered thereunder that remained unsold at the termination of the offerings, on January 24, 2019, the Company filed with the SEC Post-Effective Amendment No. 1 to the Registration Statement to remove and withdraw from registration the 4,924,410 shares that were registered but remained unsold upon the termination of the Primary Offering.  Such Post-Effective Amendment No. 1 had no effect on the 62,912,797 shares registered for resale under the Secondary Offering.  The Company used the $11,338.50 in proceeds from its sale of 75,590 shares for operating expenses and reduction of accounts payable.

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

As of December 31, 2018, we had cash on hand of $10,356 and current liabilities of $963,570. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the fiscal year ended December 31, 2018, net cash used in operating activities was $(96,831) compared with $(254,846) used in operating activities for the fiscal year ended December 31, 2017.  The cash flow used in operating activities in the fiscal year ended December 31, 2018 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2017 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2018, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2017.

Net cash provided by financing activities. During the fiscal year ended December 31, 2018, net cash provided by financing activities was $94,988 compared with $210,102 provided by financing activities for the fiscal year ended December 31, 2017.  The cash flow provided by financing activities in the fiscal year ended December 31, 2018 was primarily attributable to advances from shareholders and proceeds on shares of capital to be issued. The cash flow provided by financing activities in the fiscal year ended December 31, 2017 was primarily attributable to advances from shareholders and proceeds on issuance of capital stock.

(b)

Results of Operations.

Comparison of Fiscal Year Ended December 31, 2018 to Fiscal Year Ended December 31, 2017

We did not earn any revenues during the fiscal year ended December 31, 2018 and December 31, 2017.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $162,000 for the fiscal year ended December 31, 2018 from $149,582 for the fiscal year ended December 31, 2017. The increase in consulting fees was primarily attributable to stock based executive compensation.

Exploration Expenses.  Exploration expenses decreased to $6,979 for the fiscal year ended December 31, 2018 from $119,808 for the fiscal year ended December 31, 2017.  The decrease in exploration expenses was attributable to lack of funding to continue our drilling program.

General and Administrative Expenses.  General and administrative expenses increased to $6,687 for the fiscal year ended December 31, 2018 from $2,446 for the fiscal year ended December 31, 2017. The increase was due to the filing fees incurred during the current year.

Professional Fees.  Professional fees decreased to $79,431 for the fiscal year ended December 31, 2018 from $88,023 for the fiscal year ended December 31, 2017.  The decrease in was due to the Company’s decrease cost of transfer agent fees.

Interest Expense.  Interest expense was $11,160 for the fiscal years ended December 31, 2018 and 9,154 for the fiscal year ended December 31, 2017. The interest accrued on the David Mason loan as described in Note 5 to the financial statements.

Depreciation.  Depreciation expenses of $Nil for the fiscal year ended December 31, 2018 and for the fiscal year ended December 31, 2017. The company did not acquire any depreciable assets during the year.

Loss on Disposal of Mineral Rights.   The loss in 2017 was due to the impairment charge on mineral rights as described in Note 4 to the financial statements.

 Net loss.  For the fiscal year ended December 31, 2018, we incurred a net loss of $(266,955) as compared to a net loss of $(1,289,639) for the fiscal year ended December 31, 2017.  The decrease in net loss was primarily a result of the Company’s lack of activity and, not yet having commenced its mining operations, terminated or expired property agreements, and does not have any revenue.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Joshua Gold Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the "Company") as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

MNP LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company's auditor since 2016.

Mississauga, Ontario

March 29, 2019

MNP

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets as of

Presented in US Dollars	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$ 10,356	$ 4,105
Accounts receivable and other assets	7,132	29,927
Notes receivable (Note 9)	29,698	29,698
Total Current Assets	47,186	63,730
Other Assets
Mineral properties (Note 4)	1	1
Total Assets	$ 47,187	$ 63,731

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 304,322	$ 279,038
Accrued liabilities	22,261	50,189
Advances from stockholders (Note 5)	294,433	210,784
Dividends Payable (Note 8)	305,329	255,754
Due on mineral rights (Note 6)	37,225	37,238
Total Liabilities	963,570	833,003

Stockholders' Equity
Preference Shares, $0.0001 par value; 100,000,000	24	24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2017 – 240,000) (Note 8)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 121,041,942 shares issued and
outstanding (December 31, 2017 –121,368,942) (Note 8 )	12,095	12,127
Additional Paid In Capital (Note 8)	9,095,193	9,095,173
Shares to be Issued (Note 8)	1,793,530	1,632,192
Accumulated other comprehensive income	68,244	60,149
Accumulated deficit	(11,885,469)	(11,568,937)
Total Stockholders' Equity	(916,383)	(769,272)
Total Liabilities and Stockholders' Equity	$ 47,187	$ 63,731

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 to December 31, 2017

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance – December 31, 2016	240,000	$24	96,015,496	$9,592	$7,360,080	$2,179,736	$7,595	($10,234,228)	($677,202)

Issuance of stock for cash (Note 8)			699,917	70	34,936	6,667			41,673
Stock to be issued for settlement of debt (Note 7)			7,772,443	777	387,791	(388,568)			-
Stock Issued for services (Note 8)			1,318,804	132	68,308	(8,440)			60,000
Stock to be issued for compensation (Note 8)						100,000			100,000
Stock issued for acquisition of mineral properties (Note 4)			9,350,000	935	934,065	50,000			985,000
Stock to be issued for compensation (Note 8)			6,212,282	621	309,993	(307,203)			3,411
Foreign currency translation							52,554		52,554
Net loss								(1,289,639)	(1,289,639)
Dividends								(45,069)	(45,069)
Balance – December 31, 2017	240,000	$24	121,368,942	$12,127	$9,095,173	$1,632,192	$60,149	($11,568,936)	($769,272)
Cancelation of Stock (Note 8)			(327,000)	(32)	20	-			(11)
Stock to be issued to investors (Note 8)				-	-	11,338			11,338
Stock to be issued for compensation (Note 8)						150,000			150,000
Foreign currency translation							8,095		8,095
Net loss								(266,955)	(266,957)
Dividends								(49,575)	(49,575)
Balance – December 31, 2018	240,000	$24	121,041,942	$12,095	$9,095,193	$1,793,530	$68,244	($11,885,469)	($916,382)

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Year ended	Year ended
	December 31, 2018	December 31, 2017
OPERATING EXPENSES

Consulting Fees (Note 8)	$162,000	$149,582
Professional fees	79,431	88,023
General and administrative	6,349	2,446
Exploration	6,979	119,808
Interest	11,160	9,154
Foreign exchange loss	1,036	11,492
Deferred premium on flow through shares (Note 8)	-	(83,325)
Loss on impairment of properties (Note 4)	-	992,459
TOTAL OPERATING EXPENSES	266,955	1,289,639

NET LOSS	(266,955)	(1,289,639)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	8,095	52,554
NET LOSS AND COMPREHENSIVE LOSS	($258,850)	($1,237,089)

NET LOSS	($266,955)	($1,289,639)
Dividends on Preferred Stock	(49,575)	(45,069)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	($316,530)	($1,334,708)

LOSS PER SHARE - BASIC AND DILUTED	$0.0021	$0.0102

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	121,145,865	115,582,874

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

	Year ended	Year ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATIONS
OPERATING ACTIVITIES
Net Loss	$ (266,955)	$ (1,289,639)
Adjustments for non-cash items:
Accrued interest	-	9,154
Loss on impairment of mineral rights	-	992,459
Stock issued for services	-	60,000
Deferred premium on flow through shares (Note 8)	-	(83,325)
Stock based compensation	150,000	103,411
Adjustments for changes in working capital:
Accounts receivable and other assets	22,794	(21,490)
Accounts payable and accrued liabilities	(2,670)	(25,416)
NET CASH USED IN OPERATING ACTIVITIES	(96,831)	(254,846)

FINANCING ACTIVITIES
Advances from stockholders	83,649	85,174
Proceeds on issuance of capital stock	-	104,928
Proceeds for stock to be issued	11,338	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	94,987	210,102

INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,095	45,165
NET INCREASE IN CASH	6,251	421
CASH, BEGINNING OF YEAR	4,105	3,684
CASH, END OF YEAR	$ 10,356	$ 4,105

SUPPLLEMENTARY CASH FLOW INFORMATION

Stock issuances to acquire mineral properties	$ -	$ 985,000

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

Notes to Financial Statements

For the Year ended December 31, 2018

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered at 35 Perry Street, Unit 2, and Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

The Company has incurred a net loss of $266,955 for the year ended December 31, 2018, and a working capital deficit of $916,384. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Impairment of long-lived assets

Long-lived assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Intangible assets having an indefinite useful life are assessed for impairment annually.

The Company evaluates at each balance sheet date whether circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to going concern, collectability of receivables, and the fair value of stock-based compensation and other equity instruments.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

There were no dilutive financial instruments for the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2018:

•

"Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

•

“Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

•

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s financial statements.

•

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify codification and to correct unintended application of the guidance. The Company adopted this pronouncement concurrently with the adoption of ASU 2016-01. The adoption of this update had no impact on the Company’s financial statements.

The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements:

•

"Leases" (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 will not have an impact on the Company’s financial statements.

•

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt this ASU on January 1, 2020.

•

“Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” (“ASU 2017-09”) Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s financial statement.

•

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods.

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4.

Mineral Property Interests

Mineral Properties
Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge (c) (d) (e) (f)	(992,459)
Balance at December 31, 2017 and 2018	$ 1

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

In 2016, the Company recognized an impairment charge of $15,000 on the carrying value of the Carson Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

(h)

Reserve.  Upon completion of a NI 43-101 compliant mineral resource estimate and pre-feasibility study, with an indicated reserve (by which the parties meant “indicated mineral resource”) of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

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

At present the Company is involved in three material litigation proceedings. These actions are ongoing in the Ontario Superior Court of Justice and all involve the ownership of the Kenty Property.

The first application is an application brought by Emerald Isle Resources on May 14, 2013 seeking a declaration that it is the legal owner of the Kenty Property.  The application alleges:  (i) that Brian A. McClay, the owner of the Kenty Property, had sold 100% of his interest therein to Emerald Isle in 1986, although Emerald Isle did not register its acquisition of the Kenty Property at that time; and (ii) that at the time he entered into an agreement to sell the Kenty Property to the Company, Mr. McClay had no interest in the Kenty Property to sell.  The Company has responded to that application.

By separate application commenced March 13, 2014 the Company and its co- applicant, Mr. McClay commenced a separate proceeding in the Ontario Superior Court of Justice seeking a formal declaration that Mr. McClay is the sole owner of a 100% undivided interest in the Kenty Property subject only to a smelting agreement and a Mineral Property Acquisition Agreement in favor of the Company.

These matters remain to be resolved.

In separate proceedings, on May 13, 2015, the Company filed a Statement of Claim against Mr. McClay seeking damages totaling $10,750,000 in the event that the Application of the Company and Mr. McClay is unsuccessful and on or about September 28, 2015, Mr. McClay filed a counterclaim against the Company alleging that the Company has failed to deliver the consideration for the purchase of the Kenty Property and therefore has no rights thereto, and seeking damages in the amount of $2,500,000 against the Company. The matter remains in abeyance pending the resolution of the two Applications.

c)

Rollo Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company is required to pay:

1.

Equity consideration of 250,000 shares of common stock to be issued at $0.10 per share.

In 2017, the Company issued 250,000 shares of common stock in satisfaction of the purchase price for a total of $25,000.

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

e)

Asquith Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Asquith Property. Under the acquisition agreement, the Company is required to pay:

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

1.

Pay $10,000 CDN upon signing;

2.

Pay 10 million shares of common stock of the Company to the prospectors pro rata upon signing, which was reduced to 9,850,000 shares of common stock, of which 8,840,000 were issued and the remaining are included in stock to be issued.

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

5.

Advances From Stockholders

	December 31,	December 31,
	2018	2017

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	61,888	54,500

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with $7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$14,990 ($10,989) in 2018 and CDN$12,287 ($9,154) in 2017, which is included in the amount of the loan.

Due to Friggi N. A. Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. The amount of the advances in 2018 totaled US $77,500, these amounts were non-interest bearing, unsecured and had no terms of repayment. (see note 11- Subsequent Events)	145,389	69,674
Due to 1873942 Ontario Inc., a company under the control of Dino Micacchi, Secretary-Treasurer and CFO of the Company. The amount of the advances in 2018 totaled $1,066, these amounts were non-interest bearing, unsecured and had no terms of repayment.	4,850	3,784
Due to Northern Rock Works Inc., a company controlled by Scott Keevil, stockholder and consultant to the Company. These amounts are non-interest bearing, unsecured and had no terms of repayment.	7,445	7,966
Long-Term Debt	$294,433	$210,784

6.

Due On Mineral Rights Acquisitions

	December 31, 2018	December 31, 2017

Due to Hadrian Ventures re: Kenty Property	$37,225	$37,238

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

7.

Income Taxes

As at December 31, 2018 and 2017, the Company had no accrued interest and penalties related to uncertain tax positions.  Reconciliation of the statutory tax rate of 21% (2017 - 34%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	For the Years Ended December 31,
	2018	2017

Loss before income tax	$ (258,861)	$ (1,237,085)

Expected income tax recovery	(54,361)	(420,608)
Unrealized foreign exchange	(1,482)	(97,154)
other permanent difference	35,309	50,677
Change in valuation allowance	20,534	467,085
Income tax expense	$ -	$ -

The following table summarizes the significant components of deferred tax:

	For the Years Ended December 31,
	2018	2017
Deferred tax asset:
Net operating loss carry forward	$ 1,201,400	$ 1,980,039
Exploration and development costs	212,334	340,494
Valuation allowance	(1,413,734)	(2,320,533)
Total	$ -	$ -

The Company has net operating loss carryovers of approximately $4,464,000 for federal and state income tax purposes, which begin to expire in 2029. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2018 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

8.

 Capital Stock

a)

Common Stock

During the year December 31, 2018, the Company issued no shares of common stock.

During the year ended December 31, 2016, two of the Company’s stockholders, Penny Currah and Dino Fuschino, entered into separate transactions to sell stock to another investor. The transactions were intended to be an exchange of stock between these parties; however, the Company ended up issuing new stock certificates to the new investors. On realizing the oversight the Company agreed with Penny Currah and Dino Fuschino that they would return the share certificates that they otherwise had intended to sell to the new investors to the Company for cancellation. During the year ended December 31, 2018, those share certificates had been returned. Accordingly, the Company cancelled the shares on their return.

For the year December 31, 2017, the Company issued 25,353,446 shares of common stock. Of these 1,318,804 were issued for services at the fair value ranging from $0.05 to of $0.10 per share, of which $8,440 was released from stock to be issued and $60,000 of which related to expenses for services during the year ended December 31, 2017.

A further 9,350,000 shares were issued at a transaction price of $0.10 in the acquisition of mineral rights for a total of $935,000 and another $50,000 stock to be issued.

Additionally, the Company issued 699,917 Flow-Through Common shares at $0.15 per share for total proceeds of $104,988, and 133,333 stock to be issued valued at $20,000. The Company recognized a deferred premium on flow through shares in the amount of $83,325, which resulted in a net amount of additional paid in capital of $34,936 and $6,667 to shares to be issued. The issuance of flow-through shares requires the renunciation of Canadian Exploration Expenditures (CEE) in the same tax year and in an amount of equal value to the shares issued for the benefit of those shareholders that purchased those flow-through shares. In accordance with the Income Tax Act (Canada), the Company must incur CEE in the year of renunciation or in the subsequent year. Part XII.6 tax is calculated monthly on any unspent balance in the subsequent year beginning January 1, 2013. Under the terms of the Company’s flow-through shares agreements, the Company is required to spend and renounce expenditures for exploration that are qualifying CEE, as defined by the Income Tax Act (Canada). The Company renounced effective December 31, 2017 and has made the related expenditures, accordingly, the amount of the deferred premium on flow through shares has been recognized as a recovery in the statement of operations.

During the year ended December 31, 2017, the Company issued 7,772,443 shares of common stock in settlement of debt to third parties for a total of $194,519 and settlement of  loans from shareholders for a total of $194,049.

During the year ended December 31, 2017,  the Company issued 6,000,000 to officers and directors as compensation for service in prior years. This compensation was recorded in prior years at a transaction price ranging from $0.05 to $0.10 per share. Additionally, 212,282 shares of common stock were issued to a company controlled by the CFO amounting to $10,593, of which $7,203 was previously recorded in shares to be issued.

b)

Stock To Be Issued

For the year ended December 31, 2018, 3,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $150,000 within shares to be issued. A further 75,590 Flow-Through shares are to be issued valued at $11,338 related to S-1 offering.

Including the above noted items as at December 31, 2018, a further 10,314,316 shares have yet to be issued for prior transactions, including services, compensation and mineral property acquisitions, at the transaction prices ranging from $0.05 to $0.15 per share for a total of $1,793,531.

For the year ended December 31, 2017, 2,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $100,000 within shares to be issued. The Company recorded stock to be issued in respect of 500,000 shares for a value of $50,000 to be issued as a result of the acquisition of mineral rights during the year ended December 31, 2017. A further 133,333 stock are to be issued valued at $20,000 related to private placements.

Including the above noted items as at December 31, 2017, a further 7,238,726 have yet to be issued for prior transactions, including services, compensation and mineral property acquisitions, at the transaction prices ranging from $0.05 to $0.15 per share for a total of $1,645,525.

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

As of December 31, 2018, the Company has dividends payable of $305,329 (2017 - $255,754). As at December 31, 2018 and 2017, the Company was in arrears in the dividends on preferred shares.

Preferred dividends for the years ended December 31, 2018 and 2017 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

d)

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

For the year ended December 31, 2018, the Company issued no common stock related to stock-based compensation and granted 3,000,000 (2,000,000 – 2017) shares in connection with stock-based compensation arrangements with the CEO and CFO of the Company. At the time of grant, the fair value of the related shares was $0.05 per share and resulted in compensation expense and stock to be issued in the amount of $150,000 in the year ended December 31, 2018 and $100,000 in the year ended December 31, 2017. These fees were recorded as a component of consulting fees on the statements of operations and comprehensive loss.

9.    Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Notes 8(b) and 8(d) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 8(a) related to the shares to be returned for cancellation by Penny Currah and Dino Fuschino, both existing stockholders of the Company with familiar relationships to management and consultants of the Company.

Receivable from Related Parties:

	December 31, 2018	December 31, 2017
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 5 which shows $145,389 owed to Benedetto Fuschino and a company controlled by him; there is no intention to net settle.

10.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2018 and 2017.

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

11.  Segmented reporting

The Company only has one reportable segment, its acquisition, exploration and development of mineral property interests in Canada. All of the mineral properties are located in Canada.

12.  Subsequent events

Subsequent to the year end the Company President and CEO, Benedetto Fuschino, advanced the Company $45,000 at 0% interest secured by promissory note with no set terms of repayment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years, and since then, no independent accountant who was previously engaged as the Company’s principal accountant to audit the Company’s financial statements has resigned or declined to stand for re-election or been dismissed.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-K due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations.  Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Benedetto Fuschino	58	President, Chief Executive Officer and Director
Dino Micacchi	64	Secretary-Treasurer, Chief Financial Officer and Director

Benedetto Fuschino

Mr. Fuschino, age 58, currently serves as a member of the board of directors and as President and Chief Operating Officer of the Company, since October 14, 2014. Mr. Fuschino is the President of Friggi N.A. Inc. a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.   Mr. Fuschino studied business at the University of Western Ontario, and is currently studying contractual law there.  He has also studied marketing and communications at the University of Windsor, Odette School of Business.

Dino Micacchi

Mr. Micacchi, age 64, currently serves as a member of our board of directors and as Secretary-Treasurer and Chief Financial Officer. Mr. Micacchi has over thirty years of experience within the corporate accounting sector and private practice.  Since September 2011, Mr. Micacchi has served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From April 1989 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants and its predecessor Public Accounting firms. Mr. Micacchi serves as Director and officer on the board of Oxford Technology Group Inc., MW&Co Wealth Management Inc., and MW&CO Realty Inc.  Mr. Micacchi serves as Director for the Independent Accountants Investment Group, a wealth management corporation based in Ontario, Canada.  Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, as described under employment agreements.  During the past five years, none of our directors or persons nominated or chosen to become a director has been a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Significant Employees

As of the date hereof, the Company has no employees other than its officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers, promoters or control persons:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K of the SEC, our directors, and executive officers Benedetto Fuschino and Dino Micacchi failed to file Form 3 Initial Statements of Beneficial Ownership of Securities on a timely basis.  Mr. Micacchi filed his Form 3 on March 26, 2019.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company undertakes to provide to any person without charge, upon request, a copy of our Code of Ethics.  Stockholders may request such copies from:

Joshua Gold Resources Inc., Attn:  CFO, 35 Perry Street, Woodstock, Ontario, Canada N4S 3C4.

Nominees to the Board of Directors

                 During the Company’s 2018 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

ITEM  11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity	Non-Qualified
						Incentive Plan	Deferred
Name and				Stock	Option	Compensation	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Benedetto Fuschino,	2016	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1)
	2017	-	-	50,000	-	-	-	-	50,000

	2018	-	-	50,000	-	-	-	-	50,000

Dino Micacchi,	2016	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1) (2)
	2017	-	-	50,000	-	-	-	-	50,000

	2018	-	50,000	50,000	-	-	-	-	100,000

Note (1) The number of common shares issued or to be issued were 1,000,000 at $0.05 per common share per year.
Note (2) Mr. Micacchi was granted a bonus of 1,000,000 common shares to be issued at $0.05 per common share.

Option Exercises and Fiscal Year-End Option Value Table

In 2014, Mr. Fuschino and Mr. Micacchi were granted stock options for the years 2017 through 2020 as follows:

For 2017, 500,000 shares of common stock at the option price of $0.10.

For 2018, 500,000 shares of common stock at the option price of $0.10.

For 2019, 500,000 shares of common stock at the option price of $0.20.

For 2020, 500,000 shares of common stock at the option price of $0.20.

The options will expire 2 years from the date of eligibility (for clarity the 2017 options will expire in 2019, the 2018 options will expire in 2020).

As of December 31, 2018 no options have been exercised.

Employment Agreements

In 2014 we entered into employment agreements with both Mr. Fuschino and Mr. Micacchi. Both Mr. Fuschino and Mr. Micacchi agreed that they would not receive a salary but instead would be granted 1,000,000 shares of common stock for the years 2014 through 2016 to be issued at their discretion. Both Mr. Fuschino and Mr. Micacchi were also granted stock options for the years 2017 through 2020 as follows:

For 2017, 500,000 shares of common stock at the option price of $0.10.

For 2018, 500,000 shares of common stock at the option price of $0.10.

For 2019, 500,000 shares of common stock at the option price of $0.20.

For 2020, 500,000 shares of common stock at the option price of $0.20.

The options will expire 2 years from the date of eligibility. (For clarity the 2017 options will expire in 2019, the 2018 options will expire in 2020).

Both agreements are reviewable on the anniversary date and in January of 2018, and January 2019, both agreements were amended to continue the grant of 1,000,000 shares of common stock for 2018 and 2019 for their services. Mr. Micacchi was granted a bonus of 1,000,000 common shares to be issued.  All share grants were valued at $0.05 during the period of the agreement.

Director Compensation

We currently do not pay any further compensation to our directors for serving on our Board of Directors in addition to the amounts described in the employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 121,175,276 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock other than described under the caption “Employment Agreements.”

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Benedetto Fuschino (1)(2) 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	22,153,791	18.28%

Dino Micacchi (1)(3) 35 Perry St. Woodstock, Ontario, Canada N4S 3C4	4,343,336	3.58%

All officers, directors, and beneficial owners as a group	26,497,127	21.87%

(1)          The person listed is an officer and/or director of the Company.

(2)          Mr. Fuschino directly holds 9,070,457 shares of common stock of the Company and  is the sole shareholder and director of Friggi N.A. Inc. which holds 13,083,334 of Common stock of the Company

(3)          Mr. Micacchi directly holds 540,615 shares of common stock of the Company and is the sole shareholder and director of 1873942 Ontario Inc. which holds 2,347,721 shares of Common stock of the Company. Immediate family members also hold in trust for  Mr. Micacchi a total of 1,455,000 shares of Common stock of the Company.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following information is provided as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	-	-

Equity compensation plans not approved by stockholders	-	-	-

Total	-	-	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as indicated below, since the beginning of the Company’s last fiscal year, there have been no transactions, and there are no currently proposed transactions, in which the Company is to be a participant, in which the amount involved exceeds $555 (i.e., an amount equal to one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years), and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2018, Friggi N.A. Inc, a corporation owned and controlled by Benedetto Fuschino, the President and a director of the Company, advanced $77,500 to the company secured by promissory note. The note has no set terms of repayment and is payable on demand and bears interest at 0%. As at December 31, 2018, no interest has been paid and the outstanding principal balance was $145,389.  (December 31, 2017 - $69,674)

During the year ended December 31, 2018,  1873942 Ontario Inc., a corporation owned and controlled by Dino Micacchi, the Chief Financial Officer and a director of the Company, advanced $1,066 to the company secured by promissory note. The note has no set terms of repayment and  is payable on demand and bears interest at 0%. As at December 31, 2018, no interest has been paid and the outstanding principal balance was $4,850. (December 31, 2017 - $3,784)

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Joshua Gold by its principal auditor during the calendar years ended December 31, 2018 and 2017:

Fee category	2018	2017
Audit Fees (1)	$32,636	$37,813
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,636	$37,813

(1)

Consists of fees for audit of the Company's annual financial statements, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Joshua Gold’s financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

Balance Sheets of Joshua Gold Resources Inc. as of December 31, 2018 and 2017

Statements of Stockholders' Equity (Deficit) of Joshua Gold Resources Inc. for the year ended December 31, 2018 and 2017

Statements of Operations and Comprehensive Loss of Joshua Gold Resources Inc. for the years ended December 31, 2018 and 2017

Statements of Cash Flows of Joshua Gold Resources Inc. for the years ended December 31, 2018 and 2017

Notes to Financial Statements

(b)  Exhibits.

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

 (c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

See Index to Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOSHUA GOLD RESOURCES INC.

Date:	April 1, 2019	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2019	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	April 1, 2019	/s/ Dino Micacchi
Dino Micacchi
Secretary/Treasurer, Chief Financial Officer(Principal Financial Officer) and Director