Form 10-Q
period 2019-03-31
JOSHUA GOLD RESOURCES INC
filed 2019-05-15
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicated by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☒

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

Securities registered pursuant to Section 12(b) of the Act:  None; not applicable.  As of May 14, 2019, there were 121,041,942 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Interim Financial Statements of Joshua Gold Resources Inc., a Nevada corporation (the “Company,” “Joshua Gold,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Interim Financial Statements fairly present the financial condition of the Company.

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at March 31, 2019 and December 31, 2018

Unaudited Condensed Interim Statements of Operations for the three month period ended March 31, 2019 and March 31, 2018
Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit) for the three month period ended March 31, 2019 and March 31, 2018
Unaudited Condensed Interim Statements of Cash Flows for the three month period ended March 31, 2019 and March 31, 2018
Notes to Unaudited Condensed Interim Financial Statements for the three month periods ended March 31, 2019 and March 31, 2018

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

ASSETS	March 31, 2019	December 31, 2018
Current Assets
Cash	$ 7,418	$ 10,356
Accounts receivable and other assets	6,632	7,132
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	43,748	47,186
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$ 43,749	$ 47,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 279,157	$ 304,322
Accrued liabilities	22,368	22,261
Advances from shareholders (Note 4)	339,891	294,433
Dividends Payable	312,962	305,329
Due on mineral rights current portion (Note 5)	37,405	37,225
Total Liabilities	991,783	963,570

Stockholders' Equity
Preference Shares, $0.0001 par value; 100,000,000	24	24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2018 – 240,000) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 121,041,942 shares issued and
outstanding (December 31, 2018 –121,041,942) (Note 6)	12,095	12,095
Additional Paid In Capital (Note 6)	9,095,193	9,095,193
Shares to be Issued (Note 6)	1,818,530	1,793,530
Accumulated other comprehensive (loss) income	52,010	68,244
Deficit accumulated during development stage	(11,925,886)	(11,885,469)
Total Stockholders' Equity	(948,034)	(916,383)
Total Liabilities and Stockholders' Equity	$ 43,749	$ 47,187

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the three month period ended March 31, 2019 and year ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2017	240,000	$24	121,368,942	$12,127	$9,095,173	$1,632,192	$60,149	($11,568,937)	($769,272)
Cancelation of Stock (Note 6)			(327,000)	(32)	20	-			(12)
Stock to be issued to investors (Note 6)				-	-	11,338			11,338
Stock to be issued for compensation (Note 6)						150,000			150,000
Foreign currency translation							8,095		8,095
Net loss								(266,955)	(266,955)
Dividends								(49,577)	(49,577)
Balance – December 31, 2018	240,000	$24	121,041,942	$12,095	$ 9,095,193	$ 1,793,530	$ 68,244	($11,885,469)	($916,383)
Stock to be issued to investors (Note 6)				-	-				-
Stock to be issued for compensation (Note 6)						25,000			25,000
Foreign currency translation							(16,234)		(16,234)
Net loss								(32,784)	(32,784)
Dividends								(7,633)	(7,633)
Balance – March 31, 2019	240,000	$24	121,041,942	$12,095	$ 9,095,193	$ 1,818,530	$ 52,010	($11,925,886)	($948,034)

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
OPERATING EXPENSES

Consulting Fees (Note 7)	$28,000	$28,000
Professional fees	18,599	7,693
General and administrative	1,023	123
Exploration	-	1,315
Foreign exchange (gain) loss	(14,838)	1,135
TOTAL OPERATING EXPENSES	32,784	38,266

NET LOSS	(32,784)	(38,266)

OTHER COMPREHENSIVE INCOME
Loss on foreign currency translation	(16,234)	(2,829)
NET LOSS AND COMPREHENSIVE LOSS	($49,018)	($41,095)

NET LOSS	($32,784)	($38,266)
Dividends on Preferred Stock	7,633	-
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	($40,418)	($41,095)

LOSS PER SHARE - BASIC AND DILUTED	$0.0003	$0.0003
WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	121,041,942	121,368,942

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (32,784)	$ (38,266)
Adjustments for non-cash items:
Stock based compensation	25,000	25,000
Adjustments for changes in working capital:
Accounts receivable and other assets	500	13,990
Accounts payable and accrued liabilities	(24,878)	9,490

NET CASH USED IN OPERATING ACTIVITIES	(32,162)	5,952

FINANCING ACTIVITIES
Advances from stockholders	45,458	-
Proceeds on issuance of capital stock	-	-
Proceeds for stock to be issued	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,458	-

INVESTING ACTIVITIES
Mineral rights	-	-
Acquisition of equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,234)	(2,829)
NET (DECREASE) INCREASE IN CASH	(2,938)	3,123
CASH, BEGINNING OF YEAR	10,356	4,105
CASH, END OF YEAR	$ 7,418	$ 7,228

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

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

The Company has incurred a net loss of $32,784 for the three month period ended March 31, 2019, and a working capital deficit of $948,034. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.

Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the three month ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

2.

Significant Accounting Policies - continued

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to uncollectible receivables, the fair value of stock-based compensation and other equity instruments, and the recoverability of mineral properties.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

For the three month period ended March 31, 2019 and 2018

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

There were no dilutive financial instruments for the periods ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed interim financial statements, other than those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

3.

Mineral Property Interests

Balance at January 1, 2017 (a) (b)	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge	(992,459)
Balance at December 31, 2018 and March 31, 2019	$ 1

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

For the three month period ended March 31, 2019 and 2018

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

For the three month period ended March 31, 2019 and 2018

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

For the three month period ended March 31, 2019 and 2018

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	March 31, 2019	December 31, 2018

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	62,187	61,888

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$12,287 ($9,154) in 2019 and CDN$10,250 ($7,737) in 2018, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	190,512	145,389

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,481	7,445

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 339,891	$ 294,433

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

5.

Amounts Due On Mineral Rights Acquisitions

	March 31, 2019	December 31, 2018

Due to Hadrian Ventures re: Kenty Property	$37,405	$37,225

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.

 Capital Stock

a)

Common Stock

For the three month March 31, 2019, the Company issued no shares of common stock.

Stock To Be Issued

For the three month ended March 31, 2019, 500,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $25,000 within shares to be issued.

As at March 31, 2019, a further 10,814,316 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $1,818,530.

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

c)

Dividends

As at March 31, 2019, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $312,962 (2018 - $305,329) includes dividends of $206,400 (2018 - $206,400) and accrued interest of $106,562 (2018 -  $98,929), accrued at 10.0% interest compounded annually.

Preferred dividends for the three month ended March 31, 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of March 31, 2019.

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

For the three month ended March 31, 2019, the Company’s 500,000 shares became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.05 per share and resulted in compensation expense of $25,000. These fees were recorded as a component of consulting fees in the amount of $25,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $190,512 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the three month period ended March 31, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month period ended March 31, 2019 and 2018

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

9.

Subsequent Events

There have been no events subsequent to the three months ended March 31, 2019.

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

As of March 31, 2019, we had cash of $7,418 and current liabilities of $991,782.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three month ended March 31, 2019, net cash used in operating activities was $32,162 compared with $5,952 provided by operating activities for the three month ended March 31, 2018.  The cash flow used in operating activities in the three month ended March 31, 2019 was primarily the result of professional fees during the period. The cash flow used in operating activities in the three month ended March 31, 2018 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the three month ended March 31, 2019, net cash used in investing activities was $Nil and was $Nil for the three month ended March 31, 2018.

Net cash provided by financing activities.  During the three month ended March 31, 2019, net cash provided by financing activities was $45,458 compared with $nil provided by financing activities for the three month ended March 31, 2018. The cash flow provided by financing activities in the three month ended March 31, 2019 was primarily the result of advances from shareholders.

Results of Operations

Comparison of Three month ended March 31, 2019, to Three month ended March 31, 2018

We did not earn any revenues during the three month ended March 31, 2019, and March 31, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the three month ended March 31, 2019 were maintained at the same level as for the three month ended March 31, 2018.  The consulting fees are attributable to the services payable in shares of common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three month ended March 31, 2019 from $1,315 for the three month ended March 31, 2018.  The decrease in exploration expenses was primarily due to decreased activity.

General and Administrative Expenses.  General and administrative expenses increased to $1,023 for the three month ended March 31, 2019 from $123 for the three month ended March 31, 2018.  The increase in general and administrative expenses was primarily related to an increase in rental costs for core sample storage.

Professional Fees.  Professional fees increased to $18,599 for the three month ended March 31, 2019 from $7,693 for the three month ended March 31, 2018.  The increase in professional fees was primarily due to costs associated with filing the S-1 Registration Statement with the Securities and Exchange Commission.

Net Income (loss).  For the three month ended March 31, 2019, we incurred a net loss of $(32,874) as compared to a net loss of $(38,266) for the three month ended March 31, 2018.  The increase in net loss was primarily a result of increased costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended March 31, 2019, the Company did not issue any shares of the Company’s stock.

(b)

Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: May 15, 2019	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 15, 2019	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director