Form 10-Q
period 2019-06-30
JOSHUA GOLD RESOURCES INC
filed 2019-08-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(226) 888-5610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 14, 2019, there were 121,041,942 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Unaudited Condensed Interim Financial Statements of Joshua Gold Resources Inc., a Nevada corporation (the “Company,” “Joshua Gold,” “we,” “our,” “us” and words of similar import), were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Interim Financial Statements fairly present the financial condition of the Company.

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at June 30, 2019 and December 31, 2018

Unaudited Condensed Interim Statements of Operations for the three and six month periods ended June 30, 2019 and June 30, 2018

Unaudited Condensed Interim Statements of Stockholders' Equity (Deficit) for the three and six month periods ended June 30, 2019 and June 30, 2018

Unaudited Condensed Interim Statements of Cash Flows for the six month periods ended June 30, 2019 and June 30, 2018

Notes to Unaudited Dondensed Interim Financial Statements for the six month periods ended June 30, 2019 and June 30, 2018

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$ 5,243	$ 10,356
Accounts receivable and other assets	6,859	7,132
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	41,800	47,186
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$ 41,801	$ 47,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 319,816	$ 304,323
Accrued liabilities	12,719	22,261
Advances from shareholders (Note 4)	372,611	294,433
Dividends payable	320,595	305,329
Due on mineral rights (Note 5)	37,631	37,225
Total Liabilities	$ 1,063,372	$ 963,571

Stockholders' Equity
Preference Shares, $0.0001 par value; 100,000,000	$ 24	$ 24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2018 – 240,000) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 121,041,942 shares issued and
outstanding (December 31, 2018 –121,041,942) (Note 6)	12,095	12,095
Additional Paid In Capital (Note 6)	9,095,193	9,095,193
Shares to be Issued (Note 6)	1,843,530	1,793,530
Accumulated other comprehensive (loss) income	49,891	68,244
Dividends on Preferred shares	(15,266)	-
Deficit accumulated during development stage	(12,007,038)	(11,885,470)
Total Stockholders' Equity	(1,021,571)	(916,384)
Total Liabilities and Stockholders' Equity	$ 41,801	$ 47,187

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
OPERATING EXPENSES

Consulting Fees (Note 6)	$28,000	$28,000	$56,000	$56,000
Professional fees	52,774	25,958	71,373	33,651
General and administrative	664	1,466	1,687	2,722
Exploration	192	-	192	1,315
Interest	9,352	-	9,352	-
Foreign exchange (gain) loss	(2,196)	(1,044)	(17,034)	91
TOTAL OPERATING EXPENSES	88,786	54,380	121,570	93,779

NET LOSS	(88,786)	(54,380)	(121,570)	(93,779)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(2,119)	4,501	(18,353)	1,671
NET LOSS AND COMPREHENSIVE LOSS	(90,905)	(49,879)	(139,923)	(92,108)

NET LOSS	(88,786)	(54,380)	(121,570)	(93,779)
Dividends on Preferred Stock	(7,633)	-	(15,266)	-
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	($96,419)	($54,380)	($136,836)	($93,779)

LOSS PER SHARE - BASIC AND DILUTED	$0.001	$0.001	$0.001	$0.001

WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	121,041,942	121,249,042	121,041,942	121,249,042

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the six-month period ended June 30, 2019 and year ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors (Note 6)				-	-				-
Stock to be issued for compensation (Note 6)						50,000			50,000
Foreign currency translation							(18,353)		(18,353)
Net loss								(121,570)	(121,570)
Dividends								(15,266)	(15,266)
Balance – June 30, 2019	240,000	24	121,041,942	12,095	9,095,193	1,843,530	49,891	(12,022,304)	(1,021,571)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATIONS
OPERATING ACTIVITIES
Loss from continuing operations	$ (121,570)	$ (93,779)
Adjustments for non-cash items:
Accrued Interest	9,352	-
Stock based compensation	50,000	50,000
Adjustments for changes in working capital:
Accounts receivable and other assets	(273)	11,345
Accounts payable and accrued liabilities	5,952	21,440
NET CASH USED IN OPERATING ACTIVITIES	(56,539)	(10,994)

FINANCING ACTIVITIES
Advances from stockholders	69,779	21,216
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,779	21,216

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,353)	1,671
NET (DECREASE) INCREASE IN CASH	(5,113)	11,893
CASH, BEGINNING OF PERIOD	10,356	4,105
CASH, END OF PERIOD	$ 5,243	$ 15,998

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

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

The Company has incurred a net loss of $121,570 for the six month period ended June 30, 2019, and a working capital deficit of $1,021,572. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the six month ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

2.

Significant Accounting Policies - continued

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to uncollectible receivables, the fair value of stock-based compensation and other equity instruments, and the recoverability of mineral properties.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

For the six month period ended June 30, 2019 and 2018

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

There were no dilutive financial instruments for the periods ended June 30, 2019 and 2018.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

3.

Mineral Property Interests

Balance at January 1, 2017 (a) (b)	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge	(992,459)
Balance at December 31, 2018 and June 30, 2019	$ 1

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

For the six month period ended June 30, 2019 and 2018

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

For the six month period ended June 30, 2019 and 2018

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

For the six month period ended June 30, 2019 and 2018

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	June 30, 2019	December 31, 2018

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	69,197	61,888

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$12,287 ($9,154) in 2018 and CDN$10,250 ($7,737) in 2017, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	216,061	145,389

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,642	7,445

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 372,611	$ 294,433

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

5.

Amounts Due On Mineral Rights Acquisitions

	June 30, 2019	December 31, 2018

Due to Hadrian Ventures re: Kenty Property	$37,631	$37,225

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.

 Capital Stock

a)

Common Stock

For the six month June 30, 2019, the Company issued no shares of common stock.

Stock To Be Issued

For the six months ended June 30, 2019, 1,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $50,000 within shares to be issued.

As at June 30, 2019, a further 11,314,316 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $1,843,530.

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

c)

Dividends

As at June 30, 2019, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $320,595 (2018 - $305,329) includes dividends of $206,400 (2018 - $206,400) and accrued interest of $114,195 (2018 -  $98,929), accrued at 10.0% interest compounded annually.

Preferred dividends for the six months ended June 30, 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of June 30, 2019.

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

For the six months ended June 30, 2019, the Company’s 1,000,000 shares became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.05 per share and resulted in compensation expense of $50,000. These fees were recorded as a component of consulting fees in the amount of $50,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $216,061 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the six month period ended June 30, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2019 and 2018

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

9.

Subsequent Events

There have been no events subsequent to the six months ended June 30, 2019.

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

As of June 30, 2019, we had cash of $5,243 and current liabilities of $1,063,372.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the six months ended June 30, 2019, net cash used in operating activities was $56,539 compared with $10,994 used by operating activities for the six months ended June 30, 2018.  The cash flow used in operating activities in the six months ended June 30, 2019 was primarily the result of professional fees during the period. The cash flow used in operating activities in the six months ended June 30, 2018 was primarily the result of professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the six months ended June 30, 2019, net cash used in investing activities was $Nil and was $Nil for the six months ended June 30, 2018.

Net cash provided by financing activities.  During the six months ended June 30, 2019, net cash provided by financing activities was $69,779 compared with $21,216 provided by financing activities for the six months ended June 30, 2018. The cash flow provided by financing activities in the six months ended June 30, 2019 was primarily the result of advances from shareholders.

Results of Operations

Comparison of Three months ended June 30, 2019, to Three months ended June 30, 2018

We did not earn any revenues during the three months ended June 30, 2019, and June 30, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees was constant at $28,000 for the three months ended June 30, 2019 and for the three months ended June 30, 2018.

Exploration Expenses.  Exploration expenses increased to $192 for the three months ended June 30, 2019 from $Nil for the three months ended June 30, 2018.  The increase in exploration expenses was primarily due to limited activity.

                Interest Expense.  Interest expense increased to $9,352 for the three months ended June 30, 2019 from $Nil for the three months ended June 30, 2018.  The increase is due to the interest on advances from shareholders.

               General and Administrative Expenses.  General and administrative expenses decreased to $664 for the three months ended June 30, 2019 from $1,466 for the three months ended June 30, 2018.  The increase in general and administrative expenses was primarily related to decrease in activity.

Professional Fees.  Professional fees increased to $52,774 for the three months ended June 30, 2019 from $25,958 for the three months ended June 30, 2018.  The increase in professional fees was primarily due to an increase in audit fees and fees associated with obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net Income (loss).  For the three months ended June 30, 2019, we incurred a net loss of $(88,786) as compared to a net loss of $(54,380) for the three months ended June 30, 2018.  The increase in net loss was primarily a result of an increase in professional fees and interest on preferred shares.

Comparison of Six months ended June 30, 2019, to Six months ended June 30, 2018

We did not earn any revenues during the six month ended June 30, 2019, and June 30, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the six months ended June 30, 2019 were maintained at the same $56,000 level as for the six months ended June 30, 2018.  The consulting fees are attributable to the services payable in shares of common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer, and an outside marketing consultant.

Exploration Expenses.  Exploration expenses decreased to $192 for the six months ended June 30, 2019 from $1,315 for the six months ended June 30, 2018.  The decrease in exploration expenses was primarily due to decreased activity.

               Interest Expense.  Interest expense increased to $9,352 for the six months ended June 30, 2019 from $Nil for the six months ended June 30, 2018.  The increase is due to the interest on advances from shareholders.

General and Administrative Expenses.  General and administrative expenses decreased to $1,687 for the six months ended June 30, 2019 from $2,722 for the six months ended June 30, 2018.  The decrease in general and administrative expenses was primarily related to decrease in rental costs for core sample storage.

Professional Fees.  Professional fees increased to $71,373 for the six months ended June 30, 2019 from $33,651 for the six months ended June 30, 2018.  The increase in professional fees was primarily due to costs associated with filing the S-1 Registration Statement with the Securities and Exchange Commission and obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net Income (loss).  For the six months ended June 30, 2019, we incurred a net loss of $(121,570) as compared to a net loss of $(93,779) for the six months ended June 30, 2018.  The increase in net loss was primarily a result of increased costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended June 30, 2019, the Company did not issue any shares of the Company’s stock.

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

Joshua Gold Resources Inc.

Dated: August 14, 2019	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 14, 2019	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director