Form 10-Q
period 2019-09-30
JOSHUA GOLD RESOURCES INC
filed 2019-11-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(226)-888-5610

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2019, there were 121,041,942 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at September 30, 2019 and December 31, 2018

Unaudited Condensed Interim Statement of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2019 and September 30, 2018

Unaudited Condensed Interim Statements of Stockholders’ Deficit for the three and nine month periods ended September 30, 2019 and December 31, 2018

Unaudited Condensed Interim Statements of Cash Flows for the nine month periods ended September 30, 2019 and September 30, 2018

Notes to Unaudited Condensed Interim Financial Statements for the nine-month periods ended September 30, 2019 and September 30, 2018

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$ 3,970	$ 10,356
Accounts receivable and other assets	7,866	7,132
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	41,534	47,186
Other Assets
Mineral properties (Note 3)	1	1
Total Assets	$ 41,535	$ 47,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 298,004	$ 304,322
Accrued liabilities	13,133	22,261
Advances from stockholders (Note 4)	416,154	294,433
Dividends payable	328,229	305,329
Due on mineral rights (Note 5)	37,760	37,225
Total Liabilities	$ 1,093,280	$ 963,570

Stockholders' Deficit
Preferred Stock, $0.0001 par value; 100,000,000	$ 24	$ 24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2018 – 240,000) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 121,041,942 shares issued and
outstanding (December 31, 2018 –121,041,942) (Note 6)	12,095	12,095
Additional Paid In Capital (Note 6)	9,095,193	9,095,193
Stock to be Issued (Note 6)	1,868,530	1,793,530
Accumulated other comprehensive income	53,553	68,244
Deficit accumulated during development stage	(12,081,140)	(11,885,469)
Total Stockholders’ Equity	(1,051,745)	(916,383)
Total Liabilities and Stockholders' Deficit	$ 41,535	$ 47,187

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
OPERATING EXPENSES

Consulting fees (Note 6)	$20,000	$78,750	$76,000	$134,000
Professional fees	20,487	23,123	91,860	56,774
General and administrative	2,704	4,194	4,391	7,666
Exploration	4,187	-	4,380	1,315
Interest	4,364	-	13,716	-
Foreign exchange (gain) loss	(542)	4,043	(17,576)	4,134
TOTAL OPERATING EXPENSES	51,200	110,110	172,771	203,889

NET LOSS	$(51,200)	$(110,110)	$(172,771)	$(203,889)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	3,662	2,332	(14,691)	4,003
NET LOSS AND COMPREHENSIVE LOSS	$(47,538)	$(107,779)	$(187,462)	$(199,886)

NET LOSS	(51,200)	(110,110)	(172,771)	(203,889)
Dividends on Preferred Stock	(7,633)	-	(22,900)	-
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	($58,833)	($110,110)	($195,671)	($203,889)

LOSS PER SHARE - BASIC AND DILUTED	$0.0005	$0.0009	$0.002	$0.002

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	121,041,942	121,041,942	121,041,942	121,041,942

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the nine-month period ended September 30, 2019 and year ended December 31, 2018

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares
Balance – December 31, 2018	240,000	$24	121,041,942	$12,095	$9,095,193	$1,793,530	$68,244	$(11,885,469)	$(916,383)
Stock to be issued for compensation (Note 6)						75,000			75,000
Foreign currency translation							(14,691)		(14,691)
Net loss								(172,771)	(172,771)
Dividends								(22,900)	(22,900)
Balance – September 30, 2019	240,000	$24	121,041,942	$12,095	$9,095,193	$1,868,530	$53,553	$(12,081,140)	$(1,051,745)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

Presented in US Dollars

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATIONS
OPERATING ACTIVITIES
Net Loss	$ (172,771)	$ (203,889)
Adjustments for non-cash items:
Accrued Interest	13,716	-
Stock based compensation	75,000	125,000
Adjustments for changes in non-cash working capital:
Accounts receivable and other assets	(734)	22,864
Accounts payable and accrued liabilities	(15,446)	12,175
Due on mineral rights	535	-
NET CASH USED IN OPERATING ACTIVITIES	(99,700)	(43,850)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	108,005	42,518
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,005	42,518

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,691)	4,003
NET (DECREASE) INCREASE IN CASH	(6,386)	2,671
CASH, BEGINNING OF PERIOD	10,356	4,105
CASH, END OF PERIOD	$ 3,970	$ 6,776

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

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

The Company has incurred a net loss of $172,771 for the nine-month period ended September 30, 2019, and a working capital deficit of $1,051,746. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that actions and plan such as above will be sufficient for the Company to continue operating as a going concern.

The unaudited condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the nine-month ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

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

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

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

There were no dilutive financial instruments for the periods ended September 30, 2019 and 2018.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

3.

Mineral Property Interests

Balance at January 1, 2017 (a) (b)	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge	(992,459)
Balance at December 31, 2017, December 31, 2018 and September 30, 2019	$ 1

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

The Carson Property is 1,812 acres in area and is located north by north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21 year mining lease, which expires on September 30, 2024 and for which the Company was responsible for making annual lease payment of $1,141, in order to keep the lease in good standing.

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

For the nine month periods ended September 30, 2019 and 2018

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

For the nine month periods ended September 30, 2019 and 2018

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

For the nine month periods ended September 30, 2019 and 2018

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	September 30, 2019	December 31, 2018

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	73,136	61,888

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$18,230 ($13,716) in 2019 and CDN$14,990 ($11,160) in 2018, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	255,755	145,389

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,552	7,445

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 416,154	$ 294,433

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

5.

Amounts Due On Mineral Rights Acquisitions

	September 30, 2019	December 31, 2018

Due to Hadrian Ventures re: Kenty Property	$37,760	$37,225

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.

 Capital Stock

a)

Common Stock

For the nine month periods ended September 30, 2019 and 2018, the Company issued no shares of common stock.

Stock To Be Issued

For the nine months ended September 30, 2019, 1,500,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $75,000 within shares to be issued and recorded in consulting fees in the unaudited condensed interim statement of operations and comprehensive loss.

As at September 30, 2019, a further 11,814,316 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $1,868,530.

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

c)

Dividends

As at September 30, 2019, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $328,229 (December 31, 2018 - $305,329) includes dividends of $206,400 (December 31, 2018 - $206,400) and accrued interest of $121,828 (December 31, 2018 - $98,929), accrued at 10.0% interest compounded annually.

Preferred stock dividends for the nine months ended September 30, 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of September 30, 2019 and December 31, 2018.

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

For the nine months ended September 30, 2019, the Company’s 1,500,000 shares became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.05 per share and resulted in compensation expense of $75,000. These fees were recorded as a component of consulting fees in the amount of $75,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $255,755 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the nine month period ended September 30, 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month periods ended September 30, 2019 and 2018

8.

Financial Instruments - continued

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the balance sheet or cash flows of the Company. The Company’s functional currency is the Canadian dollar, thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

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

9.

Subsequent Events

On October 23, 2019, the Company purchased (11) eleven mineral claims in Northern Canada.  The Company issued 300,000 common shares and paid $475CDN for one hundred percent ownership from an Ontario prospector.  There are no net smelter royalties tied to any of these properties.

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

As of September 30, 2019, we had cash of $3,970 and current liabilities of $1,093,280.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the nine months ended September 30, 2019, net cash used in operating activities was $99,700 compared with $43,850 used by operating activities for the nine months ended September 30, 2018.  The cash flow used in operating activities in the nine months ended September 30, 2019 was primarily the result of professional fees during the period. The cash flow used in operating activities in the nine months ended September 30, 2018 was primarily the result of professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the nine months ended September 30, 2019, net cash used in investing activities was $Nil and was $Nil for the nine months ended September 30, 2018.

Net cash provided by financing activities.  During the nine months ended September 30, 2019, net cash provided by financing activities was $108,005 compared with $42,518 provided by financing activities for the nine months ended September 30, 2018. The cash flow provided by financing activities in the nine months ended September 30, 2019 was primarily the result of advances from stockholders.

Results of Operations

Comparison of Three months ended September 30, 2019, to three months ended September 30, 2018

We did not earn any revenues during the three months ended September 30, 2019, and September 30, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees were $20,000 for the three months ended September 30, 2019, as compared to $78,750 for the three months ended September 30, 2018, which included a bonus to the Company Chief Financial Officer in shares of common stock to be issued.

Exploration Expenses.  Exploration expenses increased to $4,187 for the three months ended September 30, 2019 from $Nil for the three months ended September 30, 2018.  The increase in exploration expenses was primarily due to limited activity.

Interest Expense.  Interest expense increased to $4,364 for the three months ended September 30, 2019 from $Nil for the three months ended September 30, 2018. The increase is due to the interest on advances from stockholders.

General and Administrative Expenses.  General and administrative expenses decreased to $2,704 for the three months ended September 30, 2019 from $4,194 for the three months ended September 30, 2018.  The decrease in general and administrative expenses was primarily related to decrease in activity.

Professional Fees.  Professional fees decreased to $20,487 for the three months ended September 30, 2019 from $23,123 for the three months ended September 30, 2018.  The decrease in professional fees was primarily due to a decrease in fees associated with obtaining a trading symbol for the Company’s common stock on the OTC Pink Market

Net Income (loss).  For the three months ended September 30, 2019, we incurred a net loss of $(51,200) as compared to a net loss of $(110,110) for the three months ended September 30, 2018.  The decrease in net loss was primarily a result of a decrease in stock based compensation to the officers of the Company.

Comparison of Nine months ended September 30, 2019, to nine months ended September 30, 2018

We did not earn any revenues during the nine month ended September 30, 2019, and September 30, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.

We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees decreased to $76,000 for the nine months ended September 30, 2019 from $134,000 for the nine months period ended September 30, 2019.  The 2018 consulting fees are attributable to the services payable in shares of common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer, and an outside marketing consultant.

Exploration Expenses.  Exploration expenses increased to $4,380 for the nine months ended September 30, 2019 from $1,315 for the nine months ended September 30, 2018.  The increase in exploration expenses was primarily due to increased activity.

Interest Expense.  Interest expense increased to $13,716 for the nine months ended September 30, 2019 from $Nil for the nine months ended September 30, 2018. The increase is due to the interest on advances from stockholders.

General and Administrative Expenses.  General and administrative expenses decreased to $4,391 for the nine months ended September 30, 2019 from $7,666 for the nine months ended September 30, 2018.  The decrease in general and administrative expenses was primarily related to decrease in rental costs for core sample storage.

Professional Fees.  Professional fees increased to $91,860 for the nine months ended September 30, 2019 from $56,774 for the nine months ended September 30, 2018.  The increase in professional fees was primarily due to costs associated with filing the S-1 Registration Statement with the Securities and Exchange Commission and obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net Income (loss).  For the nine months ended September 30, 2019, we incurred a net loss of $(172,771) as compared to a net loss of $(203,889) for the nine months ended September 30, 2018.  The increase in net loss was primarily a result of increased costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2019, the Company did not issue any shares of the Company’s stock.

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

Joshua Gold Resources Inc.

Dated: November 14, 2019	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 14, 2019	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director