Form 10-K
period 2019-12-31
JOSHUA GOLD RESOURCES INC
filed 2020-03-30
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

1321 Dundas Street, Woodstock, Ontario, Canada N4S 7V9

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

Yes    ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging Growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐ No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2019 cannot be determined because the shares were not actively traded on any public market.

As of February 20, 2020, the registrant had 138,084,681 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’ is contained in Part IV, Item 15 of this Annual Report.

JOSHUA GOLD RESOURCES INC.

2019 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2019 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

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

We are a development stage company and currently have no revenues.  At December 31, 2019, our total current assets were $53,103 and our total current liabilities were $1,167,126. Our net loss for the year ended December 31, 2019, was $2,027,604.

(b)	Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.  Our internet address is www.joshuagoldresources.com.

Employees

As of February 20, 2020, we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Additionally, the Dodd–Frank Wall Street Reform and Consumer Protection Act signed into law in July of 2010, includes a requirement for certain companies using “conflict minerals” in the manufacturing of, or contracting to manufacture, products to publicly disclose the source of the conflict mineral.  The conflict mineral list currently includes columbite-tantalite, cassiterite, wolframite, and gold mined in the Democratic Republic of Congo and several surrounding central African countries.  These companies reporting obligations began with the 2013 calendar year, with the initial reports due in May 2014.  The Company currently has no business operations, nor intent to engage in business development activity, within the covered region.  The Company is currently focused on development of mineral properties primarily in Canada. However, the Company may incur costs related to its future customers’ compliance with the law, including, but not limited to: (i) assist future mineral purchase customers by creating and maintaining adequate chain of custody records relating to minerals mined by the Company to establish that they are not conflict minerals, and (ii) provide information to customers for their own conflict mineral reports and audits.

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

•

no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Our audited financial statements for the year ended December 31, 2019 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(13,967,606) from our inception on July 10, 2009 to December 31, 2019 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2020. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Benedetto Fuschino, our President and Chief Executive Officer, Dino Micacchi, our Secretary-Treasurer and Chief Financial Officer, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

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

As a mineral exploration business in a highly competitive industry, we have little operating history, few substantial tangible assets, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a business in an industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our business plan;
•	we may not be able to successfully implement our business model and strategy; and
•

our management consists of two people: Benedetto Fuschino who serves as our Chief Executive Officer, President and Director, and Dino Micacchi who serves as our Chief Financial Officer, Secretary-Treasurer and Director.

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

The lack of an established trading market for our common stock will limit the ability of our stockholders to liquidate their investment.

Our common stock has been quoted on the OTC Pink market only since August 2019.  There is currently a very limited public market for our common stock and we can provide no assurance that a significant trading market will ever develop or that, if developed, it will be sustained. Consequently, holders of our common stock may find it difficult to resell their securities at the times and in the amounts that they desire.

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

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our common shares may be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will likely constitute "penny stock” since quoted on the OTC Pink market. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

The recent COVID-19 coronavirus outbreak and related government, private sector, and individual consumer responsive actions may adversely affect our business operations, financial condition, liquidity, and cash flow.

The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 1321 Dundas Street, Woodstock, Ontario, Canada, N4S 7V9 and our telephone numbers are +1-877-539-6109 and +1-226-888-5610

 We currently have leases on five properties:

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

As at December 31, 2019, the Company has made payments of $125,000 to the Vendors.

As at December 31, 2019, a third party has filed a claim in the Ontario Superior Court of Justice, against the Company. The Company and its legal counsel have determined that the claim is without merit and that no further impairment of the property’s value is required. The third party has made application claiming 100% ownership of the Kenty Property. The Company has responded in the Ontario Superior Court of Justice, with a counter application claiming the property was acquired from the Vendors, who at the time had an undivided 100% interest in the property. The Company has also claimed damages in the amount of $1,000,000.00 CDN.

b)

Carson Property

In December 2016, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company was required to pay and issued equity consideration of 150,000 shares of common stock at $0.10 per share.

In 2016 the Company recognized an impairment charge of $15,000 against the carrying value of the Carson Property based on the company’s ability to continue as a going concern.

c)

Rollo Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company was required to pay and issued equity consideration of 250,000 shares of common stock at $0.10 per share.

In 2017, the Company recognized an impairment charge of $25,000 against the carrying value of the Rollo Property based on the company’s ability to continue as a going concern.

In 2019, the mineral rights to the Rollo property expired and were not renewed.

d) Janes Reef Property

In 2017, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Rollo Property. Under the acquisition agreement, the Company issued equity consideration of 160,000 shares of common stock at $0.10 per share.

In 2017, the Company recognized an impairment charge of $16,000 against the carrying value of the Janes Reef Property based on the company’s ability to continue as a going concern.

In 2019, the mineral rights to the Janes property expired and were not renewed.

e)

Asquith Property

In 2017, the Company entered into a mineral property acquisition agreement pursuant to which the Company acquired the mining lease to the Asquith Property. Under the acquisition agreement, the Company issued equity consideration of 100,000 shares of common stock at $0.10 per share.

In 2017, the Company recognized an impairment charge of $25,000 against the carrying value of the Rollo Property based on the company’s ability to continue as a going concern.

In 2019, the mineral rights to the Asquith property expired and were not renewed.

f)

C1 Mortimer Property

On October 8, 2016, Joshua entered into a three-year Joint Venture Option Agreement with the C1 Syndicate owners of a group of claims in Dore and Swayze Townships, Porcupine Mining Division.   The C1 Property was named after Charlie Mortimer who has been prospecting in the Swayze Township area for over fifty years. The C1 Property is contiguous to the west, north, and east side of the old Kenty Mine which produced gold in the 1930s, 1950s and 1980s.

In order to earn the fifty per cent interest the Company:

1.

Paid $5,000 CDN on June 2, 2017 and $5,000 CDN on July 7, 2017;

2.

Paid ten million shares of common stock of the Company to the prospectors pro rata upon signing at $0.10 per share;

3.

Granted Larry Salo first right of refusal on all exploration work; and

The Company is required to:

1.

Spend five hundred thousand dollars ($500,000) on mineral exploration on the property within 30 months of the signing anniversary;

2.

Pay the prospector owners, pro rata, $750,000 Canadian dollars, within 30 months of the signing anniversary.

The current owner prospectors will retain a three per cent (3%) Net Smelter Royalty on the properties

On October 8, 2019 the Joint Venture Option Agreement expired and was replaced with a new Joint Venture Option Agreement with the following terms:

1.

Pay the prospector owners $75,000 CDN annual beginning January 1, 2021 and ending January 1, 2030;

2.

The Company must spend three hundred thousand dollars ($300,000.00) CDN in mineral exploration on the Property by January 1, 2025;

3.

Upon signing, the Company will issue two million, four hundred thousand (2,400,000) JSHG common shares to the prospector owners as compensation for the changes to the original Joint Venture Option agreement;

4.

The Company must keep each and all claims within the group that comprises the Property in good standing. If the Company forfeits one, any or all of the claims that comprise the Property, then the Company is obligated to inform the prospector owners of its impending forfeiture of any or all claims at least four months previous to the leased claims coming open for staking;

5.

Prospector and driller Larry Salo will be granted first right of refusal on all exploration work;

6.

The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property.

In 2017, the Company recognized an impairment charge of $240,000 against the carrying value of the C1 Mortimer Property based on the Company’s ability to continue as a going concern.

As at December 31, 2019, the Company had yet to issue 2,400,000 common shares of stock at $0.10 to the prospector owners.

In 2019, the Company recognized an additional impairment charge of $359,760 against the carrying value of the C1 Mortimer Property based on the company’s ability to continue as a going concern.

g) Chewett Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewett Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock at $0.20 per share and  $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 against the carrying value of the Chewett Property based on the Company’s ability to continue as a going concern.

h) King Solomon Mines Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the King Solomon Mines Property. Under the acquisition agreement, the Company issued equity consideration of 8,000,000 shares of common stock at $0.16 per share and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1%NSR) for $2 Million Canadian dollars ($2,000,000).

In 2019, the Company recognized an impairment charge of $1,280,000 against the carrying value of the King Solomon Mines Property based on the Company’s ability to continue as a going concern.

Additional Description of the Properties

Joshua Gold holds an interest in five mineral properties in Canada. All the properties are in Northern Ontario, except for the Carson property which is located in the Northwest Territories. It should be noted that three of the properties, the C-1, the Rollo, and the Kenty are all contiguous but differ in ownership by the Company. In 2019, the mineral rights to the Rollo property expired and were not renewed.  They are collectively referred to as the Swayze Area properties and share similar access, locations, and regional geology. However, detailed descriptions for historical exploration work and property geology are given.

Background Information Concerning Properties Located in the Canadian Province of Ontario: Janes, Asquith, C1 Mortimer, Chewett, King Solomon Mines and Kenty

Upon recording of the mineral claims with the provincial Mining Recorder’s Office, the claims will remain in good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within 2 years of the recording date for the claim.

Modernizing of the Mining Act in the Province of Ontario

The Ontario Ministry of Mines and Development (the “MNDM”) has modernized the Mining Act, moving Ontario’s mining lands administration systems from ground staking and paper map staking to online registration of mining claims; and creating an online Mining Land Administration System (“MLAS”) that enhances client access to Ontario’s mining lands data and improves their ability to manage their files online.

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

•

Jane Property

The Jane Property consists of two (2) legacy claims, converted into 31 cell claims (20 standard and 11 boundary claims). These require annual exploration expenditures of $10,200 CAD per year, accompanied by an industry standard report detailing the work completed. These are due on the claim anniversary dates, which also summarizes the cells that compose each legacy claim.  These grant the holder (i.e., the Company),, the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

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

The Janes leases expired during the year and were not renewed.

•

Asquith

The Asquith Property consists of one (1) legacy claims, converted into seven (7) cell claims (2 standard and 5 boundary claims. These require annual exploration expenditures of $2,000 CAD per year, accompanied by an industry standard report detailing the work completed. Amounts are due at different times of the year. These grant the holder, Joshua Gold, the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.  The table lists the legacy claim numbers and the new cell claims that these legacy mining claims have been converted to under the implementation of the new Ontario Mining Act.

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

During the year the Asquith property leases expired and were not renewed.

•

C1 Property

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

Kenty Property

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

A total of 20 lithogeochemical samples, eight grab samples, and 78 chip samples were collected from the Pond zone.

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

The C-1 Property

The Company owns a one hundred percent interest in 37 contiguous staked mining claims formerly comprised of Legacy Claim Numbers 4275244, 4275245, and 4275246.

This 734ha claims group is located within Swayze, Rollo, Coppel and Dore Townships, Porcupine Mining Division, approximately 150 km northwest of the City of Sudbury, west off Highway 144, midway between the established mining camps of Timmins to the north and Sudbury to the south and km south of the town of Gogama in the province of Ontario.

This interest grants claimholder JSHG with the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

This claims group requires annual exploration expenditures of $11,200.00 CAD per year ($400.00 per 19 single cell claims and $200.00 per 18 boundary claims), accompanied by an industry standard report detailing the work completed, due on their various anniversary dates (recorded in table below).

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275244	ROLLO	343107	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	311135	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	311134	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	304312	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	273820	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	255729	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	201078	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	188921	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	180954	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	156470	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	136289	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	110491	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	281059	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	251917	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	251916	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	251915	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	225101	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185261	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275245	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	104101	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	COPPELL,ROLLO	325684	Single Cell Mining Claim	2021-03-09	400	600
4275246	COPPELL,DORE,ROLLO,SWAYZE	297033	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	297032	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	277653	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	242605	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	230403	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	192540	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	176522	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	129128	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	129127	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	104471	Boundary Cell Mining Claim	2021-03-09	200	400

They are recorded in MLAS with the current Assessment Assignment by MNDM with the following Tenure IDs:

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275244	343107	41O15G317	$50, 000.00
4275244	311135	41O15G356	$50, 000.00
4275244	311134	41O15G295	$50, 000.00
4275244	304312	41O15G355	$50, 000.00
4275244	273820	41O15G297	$50, 000.00
4275244	269805	41O15G298	$50, 000.00
4275244	255729	41O15G315	$50, 000.00
4275244	201078	41O15G357	$50, 000.00
4275244	188921	41O15G296	$50, 000.00
4275244	185262	41O15G338	$50, 000.00
4275244	180954	41O15G335	$50, 000.00
4275244	156470	41O15G336	$50, 000.00
4275244	136289	41O15G337	$50, 000.00
4275244	110491	41O15G316	$50, 000.00

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275244	104103	41O15G358	$50, 000.00
4275244	104102	41O15G318	$50, 000.00
4275245	281059	41O15G319	$50, 000.00
4275245	278432	41O15H301	$50, 000.00
4275245	259093	41O15H321	$50, 000.00
4275245	259092	41O15H281	$50, 000.00
4275245	251917	41O15G359	$50, 000.00
4275245	251916	41O15G339	$50, 000.00
4275245	251915	41O15G320	$50, 000.00
4275245	225101	41O15G340	$50, 000.00
4275245	185261	41O15G300	$50, 000.00
4275245	104101	41O15G299	$50, 000.00
4275246	325684	41O15H325	$50, 000.00
4275246	297033	41O15H345	$50, 000.00
4275246	297032	41O15H284	$50, 000.00
4275246	277653	41O15H302	$50, 000.00
4275246	242605	41O15H322	$50, 000.00
4275246	230403	41O15H304	$50, 000.00
4275246	192540	41O15H303	$50, 000.00
4275246	176522	41O15H323	$50, 000.00
4275246	129128	41O15H324	$50, 000.00
4275246	129127	41O15H283	$50, 000.00
4275246	104471	41O15H282	$50, 000.00

The Company signed a revised Joint Venture Agreement on November 19, 2019 with the C1 Syndicate which grants the Company the right to earn a 50% interest in 6 contiguous staked mining claims comprising 66 ha located in Rollo and Swayze Townships and formerly comprised of Legacy Claim Numbers 4270433 and 4275530, currently recorded in MLAS with Tenure IDs: 295435 (41O15H362), 280401 (41O15H360), 240808 (41O15H342), 210391 (41O15H361), 159036 (41O15G380), 107471 (41O15H341). C1 Syndicate claimholders are 2254022 Ontario Ltd. and Kencana Technical Services Inc., each holding a 50% interest.

The 50% interest that the Company could acquire would grant it the right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

This claims group requires annual exploration expenditures of $1,600.00 CAD per year ($400.00 per 2 single cell claims and $200.00 per 4 boundary claims), accompanied by an industry standard report detailing the work completed, due on their various anniversary dates (recorded in table below).

This claims group retains a total Exploration Reserve of $44,742.00 value that has potential to secure the claims tenure for approximately 4 years 2025.

They are recorded in MLAS with the following Tenure IDs:

Legacy Claim Id	Tenure ID	Cell ID	Assessment Assignment
4270433	295435	41O15H362	$50,000.00
4270433	280401	41O15H360	$50,000.00
4270433	240808	41O15H342	$50,000.00
4270433	210391	41O15H361	$30,200.00
4270433	159036	41O15G380	$50,000.00
4270433	107471	41O15H341	$50,000.00

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

King Solomon's Mine Property

The Company owns a one hundred percent interest in these four contiguous staked boundary mining claims (approx. 180 acres) located in the northwestern portion of Davis Township, Sudbury Mining Division approximately 40 km east-northeast of the city of Sudbury, Ontario. This claims group were all part of the single legacy mining claim 4281716, currently recorded in MLAS by the following Tenure IDs: 322868 (Cell ID 41I10I336), 320702 (Cell ID 41I10I337), 208133 (Cell ID 41I10I317), 100056 (Cell ID 41I10I316).

These grant the Company  the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

This claims group requires annual exploration expenditures of $800 CAD per year ($200.00 per claim), accompanied by an industry standard report detailing the work completed, due on their July 31st anniversary date.

A Work Credit Report was submitted to MNDM on December 28, 2019 (see attached WORD DOC for MLAS record of submission) and is pending Ministry approval. Upon MNDM approval, JSHG will be able to distribute approved work credits to secure tenure of the claims group through July 31, 2021.

Currently, MNDM Assessment Assignment to each of these Tenure IDs is as follows:

322868 (Cell ID 41I10I336):  $48,000.00

320702 (Cell ID 41I10I337):  $50,000.00

208133 (Cell ID 41I10I317):  $50,000.00

100056 (Cell ID 41I10I316):  $50,000.00

Legacy Claim Id	Township / Area	Tenure ID	Tenure Type	Anniversary Date	Tenure Status	Tenure Percentage	Work Required
4281716	DAVIS	322868	Boundary Cell Mining Claim	2019-07-30	Active	100	200
4281716	DAVIS	320702	Boundary Cell Mining Claim	2019-07-30	Active	100	200
4281716	DAVIS	208133	Boundary Cell Mining Claim	2019-07-30	Active	100	200
4281716	DAVIS	100056	Boundary Cell Mining Claim	2019-07-30	Active	100	200

Chewett-Collins Property

The Company owns a one hundred percent interest in these nine contiguous single cell staked mining claims, eight of which are located in Chewett Township and one of which is located in Collins Township, all within the Porcupine Mining Division. The property is located approximately 30 km northeast of Chapleau, due east of Wawa, 160 km WSW of Timmins and 240 northwest of Sudbury in north-central Ontario.

They are recorded in MLAS by the following Tenure IDs:

535703 (Cell ID 41O14I064)

535704 (Cell ID 41O14I046)

535705 (Cell ID 41O14I045)

535706 (Cell ID 41O14I063)

535707 (Cell ID 41O14I065)

535708 (Cell ID 41O14I066)

535709 (Cell ID 41O14I044)

535710 (Cell ID 41O14I043)

561607 (Cell ID 42B03A224)

These grant the Company the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

This claims group requires annual exploration expenditures of $3600.00 CAD per year ($400.00 per claim), accompanied by an industry standard report detailing the work completed, due on their various anniversary dates.

Currently, MNDM Assessment Assignment to each of these Tenure IDs is as follows:

535703 (Cell ID 41O14I064):  $50,000.00

535704 (Cell ID 41O14I046):  $50,000.00

535705 (Cell ID 41O14I045):  $50,000.00

535706 (Cell ID 41O14I063):  $50,000.00

535707 (Cell ID 41O14I065):  $50,000.00

535708 (Cell ID 41O14I066):  $50,000.00

535709 (Cell ID 41O14I044):  $50,000.00

535710 (Cell ID 41O14I043):  $50,000.00

561607 (Cell ID 42B03A224):  $50,000.00

Township / Area	Tenure ID	Tenure Type	Anniversary Date	Tenure Status	Tenure Percentage	Work Required
CHEWETT	535703	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535704	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535705	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535706	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535707	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535708	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535709	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535710	Single Cell Mining Claim	2020-12-04	Active	100	400
COLLINS	561607	Single Cell Mining Claim	2021-10-11	Active	100	400

Asquith Property

JSHG owns a one hundred percent interest in these contiguous four single cell staked mining claims located in Asquith Township, Larder Lake Mining Division approximately 100km south west of Kirkland Lake, and approximately 110km south of Timmins, Ontario. They are recorded in MLAS by the following Tenure IDs: 555444 (Cell ID 41P11C056), 555445 (Cell ID 41P11C057 ), 561605 (Cell ID 41P11C036), 561606 (Cell ID 41P11C037).

These grant claimholder JSHG with the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

This claims group requires annual exploration expenditures of $1600.00 CAD per year ($400.00 per claim), accompanied by an industry standard report detailing the work completed, due on their anniversary dates: 2021-08-03 for Tenure IDs 555444 and 555445, and 2021-10-11 for Tenure IDs 561605 and 561606.

Currently, MNDM Assessment Assignment to each of these Tenure IDs is as follows:

555444 (Cell ID 41P11C056):  $50,000.00

555445 (Cell ID 41P11C057 ):  $50,000.00

561605 (Cell ID 41P11C036):  $50,000.00

561606 (Cell ID 41P11C037):  $50,000.00

Township / Area	Tenure ID	Tenure Type	Anniversary Date	Tenure Status	Tenure Percentage	Work Required
ASQUITH	555444	Single Cell Mining Claim	2021-08-03	Active	100	400
ASQUITH	555445	Single Cell Mining Claim	2021-08-03	Active	100	400
ASQUITH	561605	Single Cell Mining Claim	2021-10-11	Active	100	400
ASQUITH	561606	Single Cell Mining Claim	2021-10-11	Active	100	400

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
379910
5302040
5300040
5298040
ROLLO
COPPELL (A.E.R.)
SWAYZE
DORE
N
4280062
4280317
4277240
4277239
4275641
4275642
866882
4275235
866881
4275222
4275244
4275245
4275246
4275210
4275209
4287164
4275530
S20890
4270433
S21425
S21424
4271227
1154403
1154404
1154402
4283248
4283249
4283247
S20704
S20707
S20710
S20713
S20716
4275471
S20703
S20706
S20709
S20712
S20715
S20835
4270364
4207121
S20702
S20705
S20708
S20711
S20714
4277284
REG. PLAN M - 102
4277175
4283207
4283208
4283209
4277290
Legend
Patents/Leases
Township
Roads
Regional Claims
C-1 Property Claims Map
1:25,000
0
0.25
0.5
1
1.5
2
km

Map 4 Rollo claim

375910
377910
379910
5302040
5300040
5298040
4280062
4280317
4277240
4277239
4275641
4275642
866882
4275235
866881
4275222
4275210
4275209
ROLLO
4275244
4275245
4275246
COPPELL (A.E.R.)
N
4287164
S20890
4270433
S21425
S21424
4271227
4275530
4283248
4283249
4283247
S20704
S20707
S20710
S20713
S20716
S20703
S20706
S20709
S20712
S20715
S20835
4270364
S20702
S20705
S20708
S20711
S20714
1154403
1154404
1154402
4275471
4207121
SWAYZE
DORE
4277284
4277175
REG. PLAN M - 102
4283207
4283208
4283209
4277290
Legend
Patents/Leases
Township
Roads
Regional Claims
Rollo Property Claims Map
1:25,000
0 0.25 0.5 1 1.5 2 km

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

By separate application commenced March 13, 2014 the Company and its co- applicant, Mr. McClay, commenced a separate proceeding in the Ontario Superior Court of Justice seeking a formal declaration that Mr. McClay is the sole owner of a 100% undivided interest in the Kenty Property subject only to a smelting agreement and a Mineral Property Acquisition Agreement in favor of the Company.

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

Market Information

Our common stock has been quoted on the OTC Pink market only since August 2019.  There is currently a very limited public market for our common stock and we can provide no assurance that a significant trading market will ever develop or that, if developed, it will be sustained. Consequently, holders of our common stock may find it difficult to resell their securities at the times and in the amounts that they desire.

Holders

As of December 31, 2019, there were 138,084,681 shares of common stock issued and outstanding held by approximately 161 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

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

As at December 31, 2019, we were in arrears in our dividends on preferred shares. The balance of dividends payable of $359,862 includes dividends of $230,400 and accrued interest of $129,462, accrued at 10.0% interest compounded annually.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.  However, during 2018, securities were to be issued to employees under individual employment agreements as further detailed below in “Recent Sales of Unregistered Securities” and Item 13.

Recent Sales of Unregistered Securities

a)

Common Stock

During the year ended December 31, 2019, the Company issued 2,000,000 shares of common stock to directors and employees of the Company for services rendered. These transactions have been recorded as stock-based compensation for the year ended December 31, 2019. The stock compensation had total value of $192,450. In addition, the Company issued 8,667,149 shares of common stock for compensation recorded in prior periods at the fair values ranging from $0.05 to $0.15 per share for a total of $433,457.

During the year ended December 31, 2019, the Company issued 8,300,000 shares of common stock to third parties for the acquisition of mineral rights at the fair values ranging from $0.15 to $0.20 per share for a total value of $1,340,000.

During the year ended December 31, 2019, the Company issued 75,590 shares of common stock to third parties under the S-1 registration statement filed with the SEC. The total value of stock issued was $11,339.

Stock To be Issued

As of December 31, 2019, the Company has yet to issue 5,971,577 shares of common stock. Of these, 2,400,000 shares of common stock became issuable during the year for acquisition of mineral rights at an issue price of $0.15 per share.  In addition, 1,576,534 shares of common stock are issuable to directors for services recorded in prior years. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

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

As of January 24, 2019, the Company had sold 75,590 Flow-Through shares of common stock under the Primary Offering at a price of $0.15 per share, and the Board of Directors resolved to terminate the Primary Offering only.  In accordance with an undertaking made by the Company in the Registration Statement to remove from registration, by means of a post-effective amendment, any of the securities registered thereunder that remained unsold at the termination of the offerings, on January 24, 2019, the Company filed with the SEC Post-Effective Amendment No. 1 to the Registration Statement to remove and withdraw from registration the 4,924,410 shares that were registered but remained unsold upon the termination of the Primary Offering.  Such Post-Effective Amendment No. 1 had no effect on the 62,912,797 shares registered for resale under the Secondary Offering, although on December 26, 2019, the Company filed with the SEC its Post-Effective Amendment No. 2, by which it removed from registration all 62,912,797 Secondary Offering shares.  The Company used the $11,338.50 in proceeds from its sale of 75,590 shares for operating expenses and reduction of accounts payable.

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

As of December 31, 2019, we had cash on hand of $14,211 and current liabilities of $1,167,126. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the fiscal year ended December 31, 2019, net cash used in operating activities was $(137,659) compared with $(96,831) used in operating activities for the fiscal year ended December 31, 2018.  The cash flow used in operating activities in the fiscal year ended December 31, 2019 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2018 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2019, net cash used in investing activities was $(360) compared with $Nil used in investing activities for the fiscal year ended December 31, 2018.

Net cash provided by financing activities. During the fiscal year ended December 31, 2019, net cash provided by financing activities was $149,587 compared with $94,987 provided by financing activities for the fiscal year ended December 31, 2018.  The cash flow provided by financing activities in the fiscal year ended December 31, 2019 was primarily attributable to advances from shareholders. The cash flow provided by financing activities in the fiscal year ended December 31, 2018 was primarily attributable to advances from shareholders and proceeds on issuance of capital stock.

(b)

Results of Operations.

Comparison of Fiscal Year Ended December 31, 2019 to Fiscal Year Ended December 31, 2018

We did not earn any revenues during the fiscal year ended December 31, 2019 and December 31, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $192,450 for the fiscal year ended December 31, 2019 from $162,000 for the fiscal year ended December 31, 2018. The increase in consulting fees was primarily attributable to the increase in the trading price range of the common stock used for stock based executive compensation.

Exploration Expenses.  Exploration expenses increased to $9,066 for the fiscal year ended December 31, 2019 from $6,979 for the fiscal year ended December 31, 2018.  The increase in exploration expenses was attributable to staking fees and geological consultants.

General and Administrative Expenses.  General and administrative expenses decreased to $3,582 for the fiscal year ended December 31, 2019 from $6,349 for the fiscal year ended December 31, 2018. The decrease was due to the debt settlement with a consultant during the current year.

Professional Fees.  Professional fees increased to $114,980 for the fiscal year ended December 31, 2019 from $79,431 for the fiscal year ended December 31, 2018.  The increase in was due to the Company’s increase legal costs associated with Company filings.

Interest Expense.  Interest expense was $13,884 for the fiscal years ended December 31, 2019 and $11,160 for the fiscal year ended December 31, 2018. The interest accrued on the David Mason loan as described in Note 5 to the financial statements.

Depreciation.  Depreciation expenses of $Nil for the fiscal year ended December 31, 2019 and for the fiscal year ended December 31, 2018. The company did not acquire any depreciable assets during the year.

Loss on Disposal of Mineral Rights.   The loss in 2019 was due to the impairment charge on mineral rights as described in Note 4 to the financial statements.

Net loss.  For the fiscal year ended December 31, 2019, we incurred a net loss of $(2,027,604) as compared to a net loss of $(266,955) for the fiscal year ended December 31, 2018.  The increase in net loss was primarily a result of the Company’s lack of activity and, not yet having commenced its mining operations, terminated or expired property agreements, impairment of acquired mineral rights, and does not have any revenue.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Joshua Gold Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the "Company") as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Ontario

March 30, 2020

MNP

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets as of

Presented in US Dollars	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$14,211	$10,356
Accounts receivable and other assets	9,193	7,132
Notes receivable (Note 9)	29,698	29,698
Total Current Assets	53,102	47,186
Other Assets
Mineral properties (Note 4)	1	1
TOTAL ASSETS	$53,103	$47,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$298,789	$304,322
Accrued liabilities	26,496	22,261
Advances from stockholders (Note 5)	444,020	294,433
Dividends Payable (Note 8)	359,862	305,329
Due on mineral rights (Note 6)	37,959	37,225
Total Liabilities	1,167,126	963,570

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	24	24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2018 – 240,000) (Note 8)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 138,084,681 shares issued and
outstanding (December 31, 2018 –121,041,942) (Note 8)	13,799	12,095
Additional Paid In Capital (Note 8)	10,878,186	9,095,193
Shares to be Issued (Note 8)	1,901,044	1,793,530
Accumulated other comprehensive income	60,530	68,244
Accumulated Deficit	(13,967,606)	(11,885,469)
Total Stockholders' Deficit	(1,114,023)	(916,383)
Total Liabilities and Stockholders' Deficit	$53,103	$47,187

Going Concern (Note2)

Commitments and contingencies (Note 4)

See accompanying notes to the financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Year ended	Year ended
	December 31, 2019	December 31, 2018
OPERATING EXPENSES

Consulting fees (Note 8)	$ 192,450	$162,000
Professional fees	114,980	79,431
General and administrative	3,582	6,349
Exploration	9,066	6,979
Interest	13,884	11,160
Foreign exchange (gain) loss	(6,478)	1,036
Loss on impairment of properties (Note 4)	1,700,120	-
TOTAL OPERATING EXPENSES	2,027,604	266,955

NET LOSS	(2,027,604)	(266,955)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	(7,714)	8,095
NET LOSS AND COMPREHENSIVE LOSS	($2,035,318)	($258,850)

NET LOSS	($2,027,604)	($266,955)
Dividends on Preferred Stock	(54,533)	(49,575)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	($2,082,137)	($316,530)

LOSS PER SHARE - BASIC AND DILUTED	$0.0170	$0.0021

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	122,430,981	121,041,942

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 to December 31, 2018

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2017	240,000	$24	121,368,942	$12,127	$9,095,173	$1,632,192	$60,149	$ (11,568,936)	$ (769,272)
Cancelation of Stock (Note 8)			(327,000)	(32)	20	-			(11)
Stock to be issued to investors (Note 8)				-	-	11,338			11,338
Stock to be issued for compensation (Note 8)						150,000			150,000
Foreign currency translation							8,095		8,095
Net loss								(266,955)	(266,955)
Dividends								(49,575)	(49,575)
Balance – December 31, 2018	240,000	$24	121,041,942	$12,095	$9,095,193	$1,793,530	$68,244	$ (11,885,469)	$ (916,383)
Issuance of stock to investors (Note 8)			75,590	7	11,332	(11,339)			-
Stock Issued for compensation (Note 8)			8,667,149	867	432,491	(433,357)			-
Stock to be issued for compensation (Note 8)						192,450			192,450
Stock issued for acquisition of mineral properties (Note 8)			8,300,000	830	1,339,170				1,340,000
Stock to be issued for mineral rights (Note 8)						359,760			359,760
Foreign currency translation							(7,714)		(7,714)
Net loss								(2,027,604)	(2,027,604)
Dividends								(54,533)	(54,533)
Balance – December 31, 2019	240,000	$24	138,084,681	$13,799	$10,878,186	$1,901,044	$60,530	$ (13,967,606)	$ (1,114,023)

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

	Year ended	Year ended
	December 31, 2019	December 31, 2018
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$ (2,027,604)	$ (266,955)
Adjustments for non-cash items:
Loss on impairment of properties	1,700,120	-
Stock based compensation	192,450	150,000
Adjustments for changes in working capital:
Accounts receivable and other assets	(2,061)	22,794
Accounts payable and accrued liabilities	(1,298)	(2,670)
Due on mineral rights	734
NET CASH USED IN OPERATING ACTIVITIES	(137,659)	(96,831)

FINANCING ACTIVITIES
Advances from stockholders	149,587	83,649
Proceeds from Stock to be issued	-	11,338
NET CASH PROVIDED BY FINANCING ACTIVITIES	149,587	94,987

INVESTING ACTIVITIES
Mineral rights	(360)	-
NET CASH USED IN INVESTING ACTIVITIES	(360)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,714)	8,095
NET INCREASE IN CASH	3,855	6,251
CASH, BEGINNING OF YEAR	10,356	4,105
CASH, END OF YEAR	$ 14,211	$ 10,356

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ 1,699,760	$ -

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

Notes to Financial Statements

For the Year ended December 31, 2019

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, “JSHG”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered at 1321 Dundas Street Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to five mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

2.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $2,027,604 for the year ended December 31, 2019, and a working capital deficit of $1,114,023. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that action and plan such as above will be sufficient for the Company to continue operating as a going concern. Additional information is disclosed in subsequent events Note 12.

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

Comprehensive Loss

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss is presented in the statements of changes in stockholders' deficit and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of shares to be issued, stock dividends, stock splits, and reverse stock splits. Shares to be issued are included in the weighted average number of shares outstanding as the only constraint is the passage of time.

There were no dilutive financial instruments for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

•

"Leases" (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 did not have an impact on the Company’s financial statements.

•

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. The Company does not believe ASU 2016-13 will have a material effect on its financial statements.

•

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company does not believe ASU 2019-08 will have a material effect on its financial statements.

•

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. FASB issued the update to reduce the complexity by removing exemptions and simplifying the accounting for franchise taxes, deferred taxes and taxes related to employee’s stock ownership plan. The requirements in Topic 740. ASU 2019-12 will be effective for public companies for fiscal years beginning after December 15, 2020, including interim periods. The Company does not expect that the adoption of ASU 2019-12 will have a material impact on the Company’s financial statement.

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4.

Mineral Properties

Mineral Properties
Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge (c) (d) (e) (f)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (c)	359,760
Chewett Property (g)	60,360
King Solomon Mines Property (h)	1,280,000
Impairment charge (c) (g) (h)	(1,700,120)
Balance at December 31, 2019	$ 1

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

The Carson Property is 1,812 acres in area and is located north by north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21-year mining lease, which expires on June 30, 2024 and for which the Company was responsible for making annual lease payments of $1,141, in order to keep the lease in good standing.

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

In 2019 the mineral rights to the property expired and were not renewed.

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

In 2019 the mineral rights to the property expired and were not renewed.

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

In 2019 the mineral rights to the property expired and were not renewed.

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

On October 8, 2019 the Joint Venture agreement expired and was replaced with a new Joint Venture Option Agreement signed November 19, 2019 with the following terms:

1.

Pay the prospector owners $75,000 CDN annually for 10 years beginning January 1, 2021 and ending January 1, 2030.

2.

The Company must spend three hundred thousand dollars ($300,000.00) CDN in mineral exploration on the property by January 1, 2025.

3.

Upon signing, the Company will issue two million, four hundred thousand (2,400,000) JSHG common shares to the prospector owners as compensation for the changes to the original Joint Venture Option agreement.

4.

The Company must keep each and all claims within the group that comprises the Property in good standing. If the Company forfeits one, any or all of the claims that comprise the Property, then the Company is obligated to inform the prospector owners of its impending forfeiture of any or all claims at least four months previous to the leased claims coming open for staking,

5.

Prospector and driller Larry Salo will be granted first right of refusal on all exploration work,

6.

The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

As at December 31, 2019, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners.

In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing

g) Chewett Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewett Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock cash of $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 on the carrying value of the Chewett Property based on the substantial doubt of the Company’s ability to raise adequate financing

h) King Solomon Mines Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the King Solomon Mines Property. Under the acquisition agreement, the Company issued equity consideration of 8,000,000 shares of common stock and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1%NSR) for $2 Million Canadian dollars ($2,000,000).

In 2019, the Company recognized an impairment charge of $1,280,000 on the carrying value of the King Solomon Property based on the substantial doubt of the Company’s ability to raise adequate financing.

5.

Advances From Stockholders

	December 31,	December 31,
	2019	2018

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	75,825	61,888

On February 18, 2013, the Company entered into a short-term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with $7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the Mortimer property, which the Company no longer owns, or 150,000 shares of common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$18,287 ($13,884) in 2019 and CDN$14,990 ($10,989) in 2018, which is included in the amount of the loan.

Due to Friggi N. A. Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. The amount of the advances in 2019 totaled US $135,503, these amounts are non-interest bearing, unsecured and have no terms of repayment. (see note 12- Subsequent Events)	280,892	145,389
Due to 1873942 Ontario Inc., a company under the control of Dino Micacchi, Secretary-Treasurer and CFO of the Company. These amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Due to Northern Rock Works Inc., a company controlled by Scott Keevil, stockholder and consultant to the Company. These amounts are non-interest bearing, unsecured and had no terms of repayment.	7,592	7,445
Advances from stockholders	$444,020	$294,433

6.

Due On Mineral Rights

	December 31, 2019	December 31, 2018

Due to Hadrian Ventures re: Kenty Property	$37,959	$37,225

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company. The change from the prior year is the effect of the change in the exchange rate.

7.

Income Taxes

As at December 31, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.  Reconciliation of the statutory tax rate of 21% (2018 - 21%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	For the Years Ended December 31,
	2019	2018

Loss before income tax	$ (2,027,604)	$ (266,955)

Expected income tax recovery	(425,797)	(54,361)
Unrealized foreign exchange	(1,360)	(1,482)
Other permanent difference	43,330	35,309
Change in valuation allowance	383,827	20,534
Income tax expense	$ -	$ -

The following table summarizes the significant components of deferred tax:

	For the Years Ended December 31,
	2019	2018
Deferred tax asset:
Net operating loss carry forward	$ 1,246,012	$ 1,201,400
Exploration and development costs	569,359	212,334
Valuation allowance	(1,815,371)	(1,413,734)
Total	$ -	$ -

The Company has net operating loss carryovers of approximately $5,933,000 for federal and state income tax purposes, which begin to expire in 2030. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2019 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

8.

 Capital Stock

a)

Common Stock

During the year ended December 31, 2019, the Company issued 6,667,149 shares of common stock to companies controlled by officers and directors as compensation for service in prior years. This compensation was recorded in prior years at a fair value ranging from $0.05 to $0.10 per share. Additionally, 1,000,000 shares of common stock were issued to a company controlled by the CEO amounting to $96,225 at a fair value of $0.05, and 1,000,000 shares of common stock were issued to a company controlled by the CFO amounting to $50,000, at a fair value of $0.05. Both amounts are recorded as compensation in the current year.

A further 8,300,000 shares of common stock were issued at a fair value ranging from $0.15 to $0.20  per share in the acquisition of mineral rights for a total of $1,340,000.

During the year ended December 31, 2019, the Company issued 75,590 shares of common stock to third parties under the S-1 registration filed with the SEC. The total value of stock issued was $11,339.

During the year December 31, 2018, the Company issued no shares of common stock.

b)

Stock To Be Issued

As of December 31, 2019, the Company has yet to issue 5,971,577 shares of common stock at the fair values ranging from $0.05 to $0.15 per share for a total of $1,688,834. Of these, 2,400,000 shares of common stock became issuable during the year for acquisition of mineral rights at the fair values ranging from $0.15 to $0.20 per share.  In addition, 1,576,534 shares of common stock are issuable to directors for services recorded in prior years. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

For the year ended December 31, 2018, 3,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $150,000 within shares to be issued. A further 75,590 Flow-Through shares are to be issued valued at $11,338 related to S-1 offering.

Including the above noted items as at December 31, 2018, a further 10,314,316 shares have yet to be issued for prior transactions, including services, compensation and mineral property acquisitions, at the fair values ranging from $0.05 to $0.15 per share for a total of $1,793,530.

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

As of December 31, 2019, the Company has dividends payable of $359,862 (2018 - $305,329). As at December 31, 2019 and 2018, the Company was in arrears in the dividends on preferred shares.

Preferred dividends for the years ended December 31, 2019 and 2018 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

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

For the year ended December 31, 2019, the Company issued 2,000,000 (2018 - 3,000,000) shares of common stock related to stock-based compensation in connection with stock-based compensation arrangements with the CEO and CFO of the Company. At the time of grant, the fair value of the related shares ranged from $0.05 - $0.16 per share and resulted in compensation expense and stock to be issued in the amount of $192,450 in the year ended December 31, 2019 and $150,000 in the year ended December 31, 2018. These fees were recorded as a component of consulting fees on the statements of operations and comprehensive loss.

9.    Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Notes 8(b) and 8(d) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Receivable from Related Parties:

	December 31, 2019	December 31, 2018
Receivable from Benedetto Fuschino (i),(ii)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.(ii)	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 5 which shows $280,892 owed to Benedetto Fuschino and a company controlled by him; there is no intention to net settle.

(ii)

These amounts were non-interest bearing, unsecured and had no terms of repayment.

10.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders and amounts due on mineral rights. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2019 and 2018.

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

12.  Subsequent events

Subsequent to the year end the Company President and CEO, Benedetto Fuschino, advanced the Company $40,000 at 0% interest secured by promissory note with no set terms of repayment.

Subsequent to the year end the Company acquired the following properties:

On January 13, 2020 the Company acquired a one hundred per cent (100%) interest in the King Solomon's Mine (KSM) property in Northern Ontario in return for eight million (8,000,000) JSHG common shares and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 50% of the NSR for two million Canadian dollars ($2,000,000) at any time.

On January 15, 2020, the Company purchased a 100% interest in eleven claims (approximately 495 acres), known as the Borden North Property in Cochrane and Darcy Townships located about 6.5 kilometers (app. 4 miles) north of the Newmont Borden Lake gold mine in Northern Ontario.  The Company paid one hundred thousand JSHG common shares for the mineral property.

Subsequent to year-end, there was a global outbreak of COVID-19 (coronavirus), which has had a significant impact on businesses through the restrictions put in place by the Canadian, provincial and municipal governments regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown the extent of the impact the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place by Canada and other countries to fight the virus.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Benedetto Fuschino	59	President, Chief Executive Officer and Director
Dino Micacchi	65	Secretary-Treasurer, Chief Financial Officer and Director

Benedetto Fuschino

Mr. Fuschino, age 59, currently serves as a member of the board of directors and as President and Chief Operating Officer of the Company, since October 14, 2014. Mr. Fuschino is the President of Friggi N.A. Inc. a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.   Mr. Fuschino studied business at the University of Western Ontario, and is currently studying contractual law there.  He has also studied marketing and communications at the University of Windsor, Odette School of Business.

Dino Micacchi

Mr. Micacchi, age 65, currently serves as a member of our board of directors and as Secretary-Treasurer and Chief Financial Officer. Mr. Micacchi has over thirty years of experience within the corporate accounting sector and private practice.  Since September 2011, Mr. Micacchi has served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From April 1989 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants and its predecessor Public Accounting firms. Mr. Micacchi serves as Director and officer on the board of Oxford Technology Group Inc., MW&Co Wealth Management Inc., and MW&CO Realty Inc.  Mr. Micacchi serves as Director for the Independent Accountants Investment Group, a wealth management corporation based in Ontario, Canada.  Mr. Micacchi serves as Director for the Oxford Technology Group Inc., a network and IT support  corporation based in Ontario, Canada. Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the Company’s most recent fiscal year, and any written representation referred to in paragraph (b)(3) of Item 405 of Regulation S-K of the SEC, our directors, and executive officers Benedetto Fuschino and Dino Micacchi failed to file Form 4 Statements of Changes in Beneficial Ownership on a timely basis.  Mr. Micacchi’s Form 4 was filed with the SEC on March 9, 2020.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company undertakes to provide to any person without charge, upon request, a copy of our Code of Ethics.  Stockholders may request such copies from:

Joshua Gold Resources Inc., Attn:  CFO, 1321 Dundas Street, Woodstock, Ontario, Canada N4S 7V9.

Nominees to the Board of Directors

During the Company’s 2019 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Benedetto Fuschino,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1)
	2018	-	-	50,000	-	-	-	-	50,000
	2019	-	-	50,000	-	-	-	-	50,000

Dino Micacchi,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1) (2)
	2018	-	50,000	50,000	-	-	-	-	100,000
	2019	-	-	192,450	-	-	-	-	192,450

Note (1) The number of common shares issued or to be issued were 1,000,000 at $0.05 per common share per year, as at year ended December 31, 2019 the share price ranged from $0.05 – $0.1649.

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

As of December 31, 2019, no options have been exercised and the options for the 2017 have expired.

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

The options will expire 2 years from the date of eligibility. (for clarity the 2017 options expired in 2019, the 2018 options will expire in 2020).

Both agreements are reviewable on the anniversary date and in January 2019, both agreements were amended to continue the grant of 1,000,000 shares of common stock for 2019 and 2020 for their services. In 2018, Mr. Micacchi was granted a bonus of 1,000,000 common shares to be issued.  All share grants were valued at $0.05 during the period of the agreement. As at December 31, 2019, no agreements have been settled for 2020.

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

The percentages below are calculated based on 138,084,681 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock other than described under the caption “Employment Agreements.”

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Benedetto Fuschino (1)(2) 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	26,290,810	19.04%

Dino Micacchi (1)(3) 35 Perry St. Woodstock, Ontario, Canada N4S 3C4	8,873,466	6.43%

All officers, directors, and beneficial owners as a group	35,164,276	25.47%

(1)          The person listed is an officer and/or director of the Company.

(2)          Mr. Fuschino directly holds 9,070,457 shares of common stock of the Company and is the sole shareholder and director of Friggi N.A. Inc. which holds 17,220,353 of Common stock of the Company

(3)          Mr. Micacchi directly holds 540,615 shares of common stock of the Company and is the sole shareholder and director of 1873942 Ontario Inc. which holds 6,877,851 shares of Common stock of the Company. Immediate family members also hold a total of 1,455,000 shares of Common stock of the Company.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following information is provided as of December 31, 2019:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as indicated below, since the beginning of the Company’s last fiscal year, there have been no transactions, and there are no currently proposed transactions, in which the Company is to be a participant, in which the amount involved exceeds $501 (i.e., an amount equal to one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years), and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2019, Friggi N.A. Inc, a corporation owned and controlled by Benedetto Fuschino, the President and a director of the Company, advanced $135,503 to the company secured by promissory note. The note has no set terms of repayment and is payable on demand and bears interest at 0%. As at December 31, 2019, no interest has been paid and the outstanding principal balance was $145,389.  (December 31, 2018 - $145,389)

As at December 31, 2019, 1873942 Ontario Inc., a corporation owned and controlled by Dino Micacchi, the Chief Financial Officer and a director of the Company, the Company owed the outstanding principal balance of $4,850. (December 31, 2018 - $4,850). No interest has been paid.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Joshua Gold by its principal auditor during the calendar years ended December 31, 2019 and 2018:

Fee category	2019	2018
Audit Fees (1)	$32,636	$32,636
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,636	$32,636

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

Balance Sheets of Joshua Gold Resources Inc. as of December 31, 2019 and 2018

Statements of Stockholders' Equity (Deficit) of Joshua Gold Resources Inc. for the year ended December 31, 2019 and 2018

Statements of Operations and Comprehensive Loss of Joshua Gold Resources Inc. for the years ended December 31, 2019 and 2018

Statements of Cash Flows of Joshua Gold Resources Inc. for the years ended December 31, 2019 and 2018

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

JOSHUA GOLD RESOURCES INC.

Date:	March 30, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	March 30, 2020	/s/ Dino Micacchi
Dino Micacchi
Secretary/Treasurer, Chief Financial Officer(Principal Financial Officer) and Director