Form 10-Q
period 2020-03-31
JOSHUA GOLD RESOURCES INC
filed 2020-05-15
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1321Dundas Street, Woodstock, Ontario, Canada N4S 7V9

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

As of May 14, 2020, there were 139,318,008 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at March 31, 2020 and December 31, 2019

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2020 and March 31, 2019
Unaudited Condensed Interim Statements of Stockholders’ Deficit for the three month periods ended March 31, 2020 and year ended December 31, 2019
Unaudited Condensed Interim Statements of Cash Flows for the three month periods ended March 31, 2020 and March 31, 2019
Notes to Unaudited Condensed Interim Financial Statements for the three month periods ended March 31, 2020 and March 31, 2019

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	March 31, 2020	December 31, 2019
Current Assets
Cash	$16,681	$14,211
Accounts receivable and other assets	11,730	9,193
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	58,109	53,102
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$58,110	$53,103

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$315,027	$298,789
Accrued liabilities	12,460	26,496
Advances from stockholders (Note 4)	482,979	444,020
Dividends Payable (Note 6)	374,858	359,862
Due on mineral rights (Note 5)	35,805	37,959
Total Liabilities	1,221,129	1,167,126

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	24	24
shares authorized; 240,000 shares issued and
outstanding (December 31, 2019 – 240,000) (Note 6)
Common Stock, $0.0001 par value; 400,000,000 shares authorized; 138,084,681 shares issued
and outstanding (December 31, 2019 –138,084,681) (Note 6)	13,799	13,799
Additional Paid In Capital (Note 6)	10,878,186	10,878,186
Shares to be Issued (Note 6)	1,976,044	1,901,044
Accumulated other comprehensive income	78,431	60,530
Accumulated Deficit	(14,109,503)	(13,967,606)
Total Stockholders' Deficit	(1,163,019)	(1,114,023)
Total Liabilities and Stockholders' Deficit	$58,110	$53,103

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
OPERATING EXPENSES
Consulting fees (Note 6)	$60,000	$28,000
Professional fees	46,900	18,599
General and administrative	959	1,023
Exploration	1,255	-
Interest	4,340	-
Foreign exchange (gain) loss	(1,554)	(14,838)
Loss on impairment of properties (Note 3)	15,000	-
TOTAL OPERATING EXPENSES	126,900	32,784

NET LOSS	(126,900)	(32,784)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	17,901	(16,234)
NET LOSS AND COMPREHENSIVE LOSS	$(108,999)	$(49,018)

NET LOSS	$(126,900)	$(32,784)
Dividends on Preferred Stock	(14,997)	(7,633)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(141,897)	$(40,417)

LOSS PER SHARE - BASIC AND DILUTED	$0.0010	$0.0003

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	138,084,681	121,041,942

                                See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the three month period ended March 31, 2020 and year ended December 31, 2019

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors			75,590	7	11,332	(11,339)			-
Stock to be issued for compensation						192,450			192,450
Stock issued for compensation			8,667,149	867	432,491	(433,357)			-
Stock issued for mineral rights			8,300,000	830	1,339,170	-			1,340,000
Stock to be issued for mineral rights				-	-	359,760			359,760
Foreign currency translation							(7,714)	-	(7,714)
Net loss								(2,027,604)	(2,027,604)
Dividends								(54,533)	(54,533)
Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation (Note 6)						60,000			60,000
Stock to be issued for mineral rights (Note 6)			-	-	-	15,000			15,000
Foreign currency translation							17,901	-	17,901
Net loss								(126,900)	(126,900)
Dividends								(14,997)	(14,997)
Balance – March 31, 2020	240,000	24	138,084,681	13,799	10,878,186	1,976,044	78,431	(14,109,503)	(1,163,019)

                               See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Cash Flows

Presented in US Dollars

	Three Months	Three Months
	March 31, 2020	March 31, 2019
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(126,900)	$(32,784)
Adjustments for non-cash items:
Loss on impairment of mineral rights	15,000	-
Interest on shareholder loans	4,340	-
Stock based compensation	60,000	25,000
Adjustments for changes in working capital:
Accounts receivable and other assets	(2,537)	500
Accounts payable and accrued liabilities	2,202	(24,878)
Due on mineral rights	(2,154)
NET CASH USED IN OPERATING ACTIVITIES	(50,049)	(32,162)

FINANCING ACTIVITIES
Advances from stockholders	41,883	45,458
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,883	45,458

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,636	(16,234)
NET INCREASE (DECREASE) IN CASH	(8,166)	(2,938)
CASH, BEGINNING OF PERIOD	14,211	10,356
CASH, END OF PERIOD	$16,681	$7,418

SUPPLLEMENTARY CASH FLOW INFORMATION	$-	$-
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$-	$-

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada, USA.

The Company operates as a mineral exploration business headquartered at 1321 Dundas Street, and Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

The Company has incurred a net loss of $126,900 for the three month period ended March 31, 2020, and a working capital deficit of $1,163,020. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that the action and plan above will be sufficient for the Company to continue operating as a going concern.

The unaudited condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

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

For the three month periods ended March 31, 2020 and 2019

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

ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the unaudited condensed interim financial statements measured based on the fair value of the equity or liability instruments issued, when granted in exchange for employee services.

Awards granted to non-employees fall under ASC 505-50 and are recognized based on the fair value of the goods or services received or the equity instruments, whichever is more reliable.

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the unaudited condensed interim financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the three month periods ended March 31, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 has no impact on the Company’s unaudited condensed interim financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer, that simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. The new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. ASU 2019-08 has no impact on the Company’s unaudited condensed interim financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed interim financial statements, other than those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

3.

Mineral Property Interests

Mineral Properties
Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge (c) (d) (e) (f)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (f)	359,760
Chewitt Property (g)	60,360
King Solomon Mines Property (h)	1,280,000
Impairment charge (f) (g) (h)	(1,700,120)
Balance at December 31, 2019	$ 1
Borden Lake North (i)	15,000
Impairment charge (i)	(15,000)
Balance at March 31, 2020	$ 1

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

For the three month periods ended March 31, 2020 and 2019

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

For the three month periods ended March 31, 2020 and 2019

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

For the three month periods ended March 31, 2020 and 2019

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

For the three month periods ended March 31, 2020 and 2019

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

6.

The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

As at December 31, 2019 and March 31, 2020, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners. In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing

g) Chewitt Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewitt Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock and cash of $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 on the carrying value of the Chewitt Property based on the substantial doubt of the Company’s ability to raise adequate financing

h)

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

i)

Borden Lake North Property

On January 15, 2020, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in eleven claims (approximately 495 acres), known as the Borden North Property in Cochrane and Darcy Townships located about 6.5 kilometers (app. 4 miles) north of the Newmont Borden Lake gold mine in Northern Ontario.  Under the acquisition agreement, the Company will transfer equity consideration of 100,000 shares of common stock, valued at US$0.15 per share recorded in shares to be issued and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 75% of the NSR (1.5%NSR) for $1 Million Canadian dollars ($1,000,000). As at March 31, 2020, the Company had yet to issue the shares. Subsequent to period end, the Company issued 100,000 shares of common stock on May 3, 2020 (Note 9).

In the three month period ended March 31 ,2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	March 31, 2020	December 31, 2019

Due to Ben Ward – former CEO	$ 74,861	$ 74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	76,691	75,825

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$5,681 ($4,340) in 2020 and CDN$12,287 ($9,154) in 2019, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	319,416	280,892

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,161	7,592

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 482,979	$ 444,020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

5.

Amounts Due On Mineral Rights Acquisitions

	March 31, 2020	December 31, 2019

Due to Hadrian Ventures re: Kenty Property	$35,805	$37,959

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company. The change from the prior period is the effect of the change in the exchange rate.

6.

 Capital Stock

a)

Common Stock

For the three month period ended March 31, 2020, the Company issued no shares of common stock.

Stock To Be Issued

For the three months ended March 31, 2020, 500,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a fair value of $46,900 within shares to be issued.

As of March 31, 2020, the Company has yet to issue 6,571,577 shares of common stock. Of these, 2,500,000 shares of common stock became issuable during the year ended December 31, 2019 for acquisition of mineral rights at an issue price ranging from $0.15 to $0.17 per share.  In addition, 2,076,534 shares of common stock are issuable to directors for services. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

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

c)

Dividends

As at March 31, 2020, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $374,858 (December 31, 2019 - $359,862) includes dividends of $236,400 (December 31, 2019 - $230,400) and accrued interest of $138,458, (December 31, 2019 - $129,461), accrued at 10.0% interest compounded annually.

Preferred dividends for the three month periods ended March 31, 2020 and 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of March 31, 2020 and December 31, 2019.

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

For the three month period ended March 31, 2020, the Company’s 500,000 shares (March 31, 2019 - 500,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.12 per share and resulted in compensation expense of $46,900. These fees were recorded as a component of consulting fees in the amount of $46,900 on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $321,061 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the three month periods ended March 31, 2020 and 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2020 and 2019

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

Liquidity Risk

Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge its liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. See note 1.

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

9.

Subsequent Events

On April 14, 2020, the Company purchased a 100% interest in thirty five claims, known as the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property Northern Ontario.  The Company paid one million JSHG common shares for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

On May 3, 2020, the Company issued 100,000 shares of common stock in relation to the acquisition agreement executed on January 15, 2020, whereby the Company acquired 100% interest in eleven claims, known as the Borden North Property in Cochrane and Darcy Townships.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In the first quarter of 2020, the Company moved its head office to 1321 Dundas Street, Woodstock, Ontario, Canada N4S 7V9.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of March 31, 2020, we had cash of $16,681 and current liabilities of $1,221,129.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through March 2021.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three month period ended March 31, 2020, net cash used in operating activities was $50,049 compared with $32,162 for the three month period ended March 31, 2019.  The cash flow used in operating activities in the three month period ended March 31, 2020 was primarily the result of professional fees. The cash flow used in operating activities in the three month period ended March 31, 2019 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the three month period ended March 31, 2020, net cash used in investing activities was $Nil and was $Nil for the three month period ended March 31, 2019.

Net cash provided by financing activities.  During the three month period ended March 31, 2020, net cash provided by financing activities was $41,883 compared with $45,458 provided by financing activities for the three month ended period March 31, 2019. The cash flow provided by financing activities in the three month period ended March 31, 2020 and 2019 was primarily the result of advances from shareholders.

Results of Operations

Comparison of three month period ended March 31, 2020, to three month period ended March 31, 2019

We did not earn any revenues during the three month periods ended March 31, 2020, and March 31, 2019.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the three month period ended March 31, 2020 increased to $46,900 from $28,000 for the three month period ended March 31, 2019.  The consulting fees are attributable to the services payable in common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer as fair value is determined by its recent trading price.

Exploration Expenses.  Exploration expenses increased to $1,255 for the three month period ended March 31, 2020 from $Nil for the three month period ended March 31, 2019.  The increase in exploration expenses was primarily due to commencement of activity.

General and Administrative Expenses.  General and administrative expenses decreased to $959 for the three month period ended March 31, 2020 from $1,023 for the three month period ended March 31, 2019.  The decrease in general and administrative expenses was primarily related to a decrease in activity.

Professional Fees.  Professional fees increased to $46,900 for the three month period ended March 31, 2020 from $18,599 for the three month period ended March 31, 2019.  The increase in professional fees was primarily due to costs associated with filing the annual 10-K with the Securities and Exchange Commission and settlement of legal costs associated with ongoing litigation.

Net loss.  For the three month ended period March 31, 2020, we incurred a net loss of $126,900 as compared to a net loss of $32,784 for the three month period ended March 31, 2019.  The increase in net loss was primarily a result of increased costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended March 31, 2020, the Company did not issue any shares of the Company’s stock.

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

Joshua Gold Resources Inc.

Dated: May 15, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 15, 2020	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director