Form 10-Q
period 2020-06-30
JOSHUA GOLD RESOURCES INC
filed 2020-08-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 184,681 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at June 30, 2020 and December 31, 2019

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2020 and June 30, 2019

Unaudited Condensed Interim Statements of Stockholders' Equity (Deficit) for the three and six month periods ended June 30, 2020 and June 30, 2019

Unaudited Condensed Interim Statements of Cash Flows for the six month periods ended June 30, 2020 and June 30, 2019

Notes to Unaudited Condensed Interim Financial Statements for the six month periods ended June 30, 2020 and June 30, 2019

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$2,497	$14,211
Accounts receivable and other assets	12,821	9,193
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	45,016	53,102
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$45,017	$53,103

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$306,139	$298,789
Accrued liabilities	18,376	26,496
Advances from stockholders (Note 4)	505,721	444,020
Dividends Payable (Note 6)	389,855	359,862
Due on mineral rights (Note 5)	36,900	37,959
Total Liabilities	1,256,991	1,167,126

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000 shares authorized;
243,691 shares issued and outstanding (December 31, 2019 - 240,000)(Note 6)	25	24
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 139,184,681 shares issued and
outstanding (December 31, 2019 –138,084,681) (Note 6)	13,909	13,799
Additional Paid In Capital (Note 6)	11,041,766	10,878,186
Shares to be Issued (Note 6)	2,021,044	1,901,044
Accumulated other comprehensive income	68,640	60,530
Accumulated Deficit	(14,357,358)	(13,967,606)
Total Stockholders' Deficit	(1,211,974)	(1,114,023)
Total Liabilities and Stockholders' Deficit	$45,017	$$53,103

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended	Three months ended	Six Months ended	Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
OPERATING EXPENSES

Consulting fees (Note 6)	$60,000	$28,000	$120,000	$56,000
Professional fees	20,372	52,774	67,272	71,373
General and administrative	312	664	1,271	1,687
Exploration	3,985	192	5,240	192
Interest	4,279	9,352	8,620	9,352
Foreign exchange (gain) loss	(1,090)	(2,196)	(2,644)	(17,034)
Loss on impairment of properties (Note 3)	145,000	-	160,000	-
TOTAL OPERATING EXPENSES	232,858	88,786	359,649	121,570

NET LOSS	(232,858)	(88,786)	(359,649)	(121,570)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss) gain	(9,792)	(2,119)	8,110	(18,353)
NET LOSS AND COMPREHENSIVE LOSS	$(242,650)	$(90,905)	$(360,646)	$(139,924)

NET LOSS	$(232,858)	$(88,786)	$(359,649)	$(121,570)
Dividends on Preferred Stock	(14,997)	(7,633)	(29,993)	(15,266)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$($247,855)	$(96,419)	$(389,752)	$(136,836)

LOSS PER SHARE - BASIC AND DILUTED	$0.0018	$0.0010	$0.0030	$0.0010
WEIGHTED NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	139,169,296	121,041,942	139,126,989	121,041,942

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the six-month period ended June 30, 2020 and year ended December 31, 2019

Presented in US Dollars

	Preferred Stock		Common Stock	Additional Paid-in Capital		Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors			75,590	7	11,332	(11,339)			-
Stock to be issued for compensation						192,450			192,450
Stock issued for compensation			8,667,149	867	432,491	(433,357)			-
Stock issued for mineral rights			8,300,000	830	1,339,170	-			1,340,000
Stock to be issued for mineral rights			-	-	-	359,760		-	359,760
Foreign currency translation							(7,714)		(7,714)
Net loss								(2,027,604)	(2,2027,604)
Dividends								(54,533)	(54,533)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

Presented in US Dollars

	Six Months ended	Six Months ended
	June 30, 2020	June 30, 2019
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(359,759)	$(121,570)
Adjustments for non-cash items:
Loss on impairment of mineral rights	160,000	-
Interest on shareholder loans	8,620	9,352
Stock based compensation	120,000	50,000
Adjustments for changes in working capital:
Accounts receivable and other assets	(3,628)	(273)
Accounts payable and accrued liabilities	(770)	5,952
Due on mineral rights	(1,059)	-
NET CASH USED IN OPERATING ACTIVITIES	(76,596)	(56,539)

FINANCING ACTIVITIES
Advances from stockholders	55,000	69,779
Issuance of Preferred shares	3,691	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,691	69,779

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,191	(18,353)
NET INCREASE (DECREASE) IN CASH	(11,714)	(5,113)
CASH, BEGINNING OF PERIOD	14,211	10,356
CASH, END OF PERIOD	$2,497	$5,243

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$160,000	$-

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada, USA.

The Company operates as a mineral exploration business headquartered at 1321 Dundas, Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to seven mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

Going Concern

The unaudited condensed interim financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $359,759 for the six month period ended June 30, 2020, and a working capital deficit of $1,211,975. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the six month ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

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

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

2.

Significant Accounting Policies – continued

Stock-based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation - ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share , which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the periods ended June 30, 2020 and 2019.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

3.

Mineral Property Interests

Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge (c) (d) (e) (f)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (f)	359,760
Chewitt Property (g)	60,360
King Solomon Mines Property (h)	1,280,000
Impairment charge (f) (g) (h)	(1,700,120)
Balance at December 31, 2019	$ 1
Borden Lake North (i)	15,000
Impairment charge (i)	(15,000)
Halcrow, McCool, Seymour Lake (j)	145,000
Impairment charge (j)	(145,000)
Balance at June 30, 2020	$ 1

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

For the six month period ended June 30, 2020 and 2019

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

For the six month period ended June 30, 2020 and 2019

b)

Kenty Gold Property (continued)

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

For the six month period ended June 30, 2020 and 2019

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

For the six month period ended June 30, 2020 and 2019

f)

C1 Mortimer Property (continued)

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

i)

Borden Lake North Property

On January 15, 2020, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in eleven claims (approximately 495 acres), known as the Borden North Property in Cochrane and Darcy Townships located about 6.5 kilometers (app. 4 miles) north of the Newmont Borden Lake gold mine in Northern Ontario.  Under the acquisition agreement, the Company issued equity consideration of 100,000 shares of common stock, valued at US$0.15 per share recorded in common shares issued and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 75% of the NSR (1.5%NSR) for $1 Million Canadian dollars ($1,000,000).

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

In the three month period ended March 31,2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

j)

Halcrow Gold, McCool, Seymour Lake Property

On April 14, 2020, the Company purchased a 100% interest in thirty five claims, known as the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property Northern Ontario.  The Company paid one million JSHG common shares at $0.145 pe rshare for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

In the three month period ended June 30, 2020, the Company recognized an impairment charge of $145,000 on the carrying value of the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property based on the substantial doubt of the Company’s ability to raise adequate financing.

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	June 30, 2020	December 31, 2019

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	83,464	75,825

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$11,680 ($8,620) in 2020 and CDN$12,287 ($9,154) in 2019, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	335,166	280,892

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totalled CDN$10,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	7,380	7,592

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 505,721	$ 444,020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

5.

Amounts Due On Mineral Rights Acquisitions

	June 30, 2020	December 31, 2019

Due to Hadrian Ventures re: Kenty Property	$36,900	$37,959

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.  Capital Stock

a)

Common Stock

For the six month June 30, 2020, the Company issued 1,100,000 shares of common stock for the acquisition of rights to mineral properties.

Stock To Be Issued

For the six months ended June 30, 2020, 1,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $120,000 within shares to be issued.

As at June 30, 2020, a further 7,571,577 have yet to be issued for services at the transaction price ranging from $0.05 to $0.17 per share for a total of $2,021,044.

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

For the six months ended June 30, 2020, the Company issued 3,691 Shares of Class A preferred stock in a private placement for $1.00 per share.

c)

Dividends

As at June 30, 2020, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $389,855 (December 31, 2019 - $359,862) includes dividends of $242,400 (December 31, 2019 - $230,400) and accrued interest of $147,455 (December 31, 2019 -  $129,461), accrued at 10.0% interest compounded annually.

Preferred dividends for the six months ended June 30, 2020 and 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

6.  Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of June 30, 2020 and December 31, 2019.

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

For the six months ended June 30, 2020, the Company’s 1,000,000 shares (June 30, 2019 – 1,000,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued at $0.12 per share and resulted in compensation expense of $120,000. These fees were recorded as a component of consulting fees in the amount of $60,000 for the three months ended June 30, 2020  (June 30, 2020 - $28,000)and $120,000 for the six month period June 30, 2020 (June 30, 2019 - $56,000) on the unaudited condensed interim statements of operations and comprehensive loss.

7.  Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $335,166 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the six month period ended June 30, 2020 and 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the six month period ended June 30, 2020 and 2019

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

Liquidity Risk

Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. (See note1)

Market Risk

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

(b)

Current Business of Issuer, Acquisitions of Current Mineral Property Holdings, and Recent Material Transactions.

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In 2017, the Company moved its head office to Suite 2, 35 Perry Street, Woodstock, Ontario. In 2020, the Company moved its head office to 1321 Dundas Street, Woodstock, Ontario.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of June 30, 2020, we had cash of $2,497 and current liabilities of $1,256,991.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.   During the six months ended June 30, 2020, net cash used in operating activities was $76,596 compared with $56,539 used by operating activities for the six months ended June 30, 2019.  The cash flow used in operating activities in the six months ended June 30, 2020 was primarily the result of professional fees during the period. The cash flow used in operating activities in the six months ended June 30, 2019 was primarily the result of professional, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the six months ended June 30, 2020, net cash used in investing activities was $Nil and was $Nil for the six months ended June 30, 2019.

Net cash provided by financing activities.  During the six months ended June 30, 2020, net cash provided by financing activities was $58,691 compared with $69,779 provided by financing activities for the six months ended June 30, 2019. The cash flow provided by financing activities in the six months ended June 30, 2020 was primarily the result of advances from shareholders and a private placement for preferred shares of $3,691.

Results of Operations

Comparison of Three months ended June 30, 2020, to Three months ended June 30, 2019

We did not earn any revenues during the three months ended June 30, 2020, and June 30, 2019.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $60,000 for the three months ended June 30, 2020 from $28,000 for the three months ended June 30, 2019.

Exploration Expenses.  Exploration expenses increased to $3,985 for the three months ended June 30, 2020 from $192 for the three months ended June 30, 2019.  The increase in exploration expenses was primarily due to renewed activity.

                Interest Expense.  Interest expense decreased to $4,279 for the three months ended June 30, 2020 from $9,352 for the three months ended June 30, 2019.  The change is due to the interest on advances from shareholders.

               General and Administrative Expenses.   General and administrative expenses decreased to $312 for the three months ended June 30, 2020 from $664 for the three months ended June 30, 2019.  The decrease in general and administrative expenses was primarily related to decrease in activity.

Professional Fees.  Professional fees decreased to $20,372 for the three months ended June 30, 2020 from $52,774 for the three months ended June 30, 2019.  The decrease in professional fees was primarily due to a decrease in legal fees and fees associated with obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net loss.  For the three months ended June 30, 2020, we incurred a net loss of $232,858 as compared to a net loss of $88,786 for the three months ended June 30, 2019.  The increase in net loss was primarily a result of an impairment of property rights and interest on preferred shares.

Comparison of Six months ended June 30, 2020, to Six months ended June 30, 2019

We did not earn any revenues during the six months ended June 30, 2020, and June 30, 2019.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the six months ended June 30, 2020 increased to $120,000 from $56,000 for the six months ended June 30, 2019.  The consulting fees are attributable to the services payable in shares of common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer, and an outside marketing consultant.

Exploration Expenses.  Exploration expenses increased to $5,240 for the six months ended June 30, 2020 from $192 for the six months ended June 30, 2019.  The increase in exploration expenses was primarily due to renewed activity.

               Interest Expense.  Interest expense decreased to $8,620 for the six months ended June 30, 2020 from $9,352 for the six months ended June 30, 2019.  The decrease is due to the interest on advances from shareholders and interest component of dividends payable.

General and Administrative Expenses.   General and administrative expenses decreased to $1,271 for the six months ended June 30, 2020 from $1,687 for the six months ended June 30, 2019.  The decrease in general and administrative expenses was primarily related to decrease in rental costs for core sample storage.

Professional Fees.  Professional fees decreased to $67,272 for the six months ended June 30, 2020 from $71,373 for the six months ended June 30, 2019.  The decrease in professional fees was primarily due to costs associated with filing the S-1 Registration Statement with the Securities and Exchange Commission and obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net loss.  For the six months ended June 30, 2020, we incurred a net loss of $359,649 as compared to a net loss of $121,570 for the six months ended June 30, 2019.  The increase in net loss was primarily a result of increased costs described above.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

On June 11, 2020, the Company issued 3,961 shares of the Company’s Preferred stock to Penny Currah at $1.00 per share for a total of $3,961.  Management believes that this transaction was exempt from federal registration pursuant to the exemption provided by Section 4(a)(2) of the Securities Act because it did not involve any public offering.

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

Joshua Gold Resources Inc.

Dated: August 14, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 14, 2020	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director