Form 10-Q/A
period 2020-06-30
JOSHUA GOLD RESOURCES INC
filed 2020-08-24
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q-A1

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

As of August 14, 2020, there were 139,184,681 shares of common stock, par value $0.0001, issued and outstanding.*

*     This Form 10-Q-A1 is filed for the sole purposes:  (i) of correcting an erroneous outstanding share figure contained in the issuers' Quarterly Report on Form 10-Q filed on August 14, 2020; and (ii) adding of Stockholders' Equity disclosure that was inadvertantly deleted in HTML conversion.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q-A1

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

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the six-month period ended June 30, 2020 and year ended December 31, 2019

Presented in US Dollars

	Preferred Stock		Common Stock	Additional Paid-in Capital		Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors			75,590	7	11,332	(11,339)			-
Stock to be issued for compensation						192,450			192,450
Stock issued for compensation			8,667,149	867	432,491	(433,357)			-
Stock issued for mineral rights			8,300,000	830	1,339,170	-			1,340,000
Stock to be issued for mineral rights			-	-	-	359,760		-	359,760
Foreign currency translation							(7,714)		(7,714)
Net loss								(2,027,604)	(2,027,604)
Dividends								(54,533)	(54,533)

Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation (Note 6)						120,000			120,000
Stock issued from private placement	3,690	1			3,690				3,691
Stock issued for mineral rights			1,100,000	110	159,890				160,000
Stock to be issued for mineral rights (Note 6)			-	-	-	-			-
Foreign currency translation							8,110	-	8,110
Net loss								(368,755)	(368,755)
Dividends								(20,997)	(20,997)
Balance – June 30, 2020	243,690	25	139,184,681	13,909	11,041,766	2,021,044	68,640	(14,357,358)	(1,211,974)

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

j)

Halcrow Gold, McCool, Seymour Lake Property

On April 14, 2020, the Company purchased a 100% interest in thirty five claims, known as the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property Northern Ontario.  The Company paid one million JSHG common shares at $0.145 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

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

Joshua Gold Resources Inc.

Dated: August 24, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 24, 2020	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director