Form 10-Q
period 2020-09-30
JOSHUA GOLD RESOURCES INC
filed 2020-11-12
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 139,184,681 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at September 30, 2020 and December 31, 2019

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2020 and September 30, 2019

Unaudited Condensed Interim Statements of Stockholders' Equity (Deficit) for the nine month period ended September 30, 2020

Unaudited Condensed Interim Statements of Cash Flows for the nine month periods ended September 30, 2020 and September 30, 2019

Notes to Unaudited Condensed Interim Financial Statements for the nine month periods ended September 30, 2020 and September 30, 2019

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$7,985	$14,211
Accounts receivable and other assets	21,513	9,193
Notes receivable (Note 7)	29,698	29,698
Total Current Assets	59,196	53,102
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$59,197	$53,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$353,507	$298,789
Accrued liabilities	18,667	26,496
Advances from stockholders (Note 4)	544,811	444,020
Dividends Payable (Note 6)	404,852	359,862
Due on mineral rights (Note 5)	37,484	37,959
Total Liabilities	1,359,321	1,167,126

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	25	24
shares authorized; 243,691 shares issued and
outstanding (December 31, 2019 – 240,000) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 139,184,681 shares issued and
outstanding (December 31, 2019 –138,084,681) (Note 6)	13,909	13,799
Additional Paid In Capital (Note 6)	11,041,766	10,878,186
Shares to be Issued (Note 6)	2,199,044	1,901,044
Accumulated other comprehensive income	72,102	60,530
Accumulated Deficit	(14,626,970)	(13,967,606)
Total Stockholders' Deficit	(1,300,124)	(1,114,023)
Total Liabilities and Stockholders' Deficit	$59,197	$53,103

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
REVENUE
Sale of mineral property leases	$15,336	$-	$15,336	$-
OPERATING EXPENSES

Consulting fees (Note 6)	$40,000	$20,000	$160,000	$76,000
Professional fees	10,498	20,487	77,770	91,860
General and administrative	10,135	2,704	11,405	4,391
Exploration	60,806	4,187	66,047	4,380
Interest	4,749	4,364	13,369	13,716
Foreign exchange (gain) loss	5,762	(542)	3,119	(17,576)
Loss on impairment of properties (Note 3)	138,000	-	298,000	-
TOTAL OPERATING EXPENSES	269,950	51,200	629,710	172,771

NET LOSS	(254,614)	(51,200)	(614,374)	(172,771)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss) gain	3,462	3,662	11,572	(14,691)
NET LOSS AND COMPREHENSIVE LOSS	$(251,153)	$(47,538)	$(602,803)	$(187,462)

NET LOSS	$(254,614)	$(51,200)	$(614,374)	$(172,771)
Dividends on Preferred Stock	(14,997)	(7,633)	(44,990)	(22,900)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(239,617)	$(58,833)	$(659,364)	$(195,671)
LOSS PER SHARE - BASIC AND DILUTED	$0.0018	$0.0005	$0.0040	$0.0020
WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	139,184,681	121,041,942	139,177,538	121,041,942

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Equity (Deficit)

For the nine-month period ended September 30, 2020 and year ended December 31, 2019

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors			75,590	7	11,332	(11,339)			-
Stock to be issued for compensation						192,450			192,450
Stock issued for compensation			8,667,149	867	432,491	(433,357)			-
Stock issued for mineral rights			8,300,000	830	1,339,170	-			1,340,000
Stock to be issued for mineral rights			-	-	-	359,760		-	359,760
Foreign currency translation							(7,714)		(7,714)
Net loss								(2,027,604)	(2,027,604)
Dividends								(54,533)	(54,533)

Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation (Note 6)						160,000			160,000
Stock issued from private placement	3,690	1			3,690				3,691
Stock issued for mineral rights			1,100,000	110	159,890				160,000
Stock to be issued for mineral rights (Note 6)			-	-	-	138,000			138,000
Foreign currency translation							11,572	-	11,572
Net loss								(614,374)	(614,374)
Dividends								(44,990)	(44,990)
Balance – September 30, 2020	243,690	25	139,184,681	13,909	11,041,766	2,199,044	72,102	(14,626,970)	(1,300,124)

                                              See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

Presented in US Dollars

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
CASH FLOWS USED IN OPERATIONS OPERATING ACTIVITIES
Net loss	$(614,374)	$(172,771)
Adjustments for non-cash items:
Loss on impairment of mineral rights	298,000	-
Interest on shareholder loans	13,369	13,716
Stock based compensation	160,000	75,000
Adjustments for changes in working capital:
Accounts receivable and other assets	(12,320)	(734)
Accounts payable and accrued liabilities	49,311	(15,446)
Due on mineral rights	(475)	535
NET CASH USED IN OPERATING ACTIVITIES	(106,489)	(99,700)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	95,000	108,005
Repayment of stockholder loans (Note 4)	(10,000)	-
Issuance of Preferred shares (Note 6)	3,691	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,691	108,005

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,572	(14,691)
NET DECREASE IN CASH	(6,226)	(6,386)
CASH, BEGINNING OF PERIOD	14,211	10,356
CASH, END OF PERIOD	$7,985	$3,970

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$160,000	$-

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

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

The Company has the rights to eight mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

Going Concern

The unaudited condensed interim financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $614,374 for the nine month period ended September 30, 2020, and a working capital deficit of $1,300,125. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any mining revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

COVID-19

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

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

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

For the nine month period ended September 30, 2020 and 2019

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

There were no dilutive financial instruments for the periods ended September 30, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. ASU 2016-13 will not have a material effect on the Company’s  unaudited condensed interim financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. ASU 2019-08 will not have a material effect on the company’s unaudited condensed interim financial statements.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

3.

Mineral Property Interests

Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property (c)	25,000
Janes Reef Property (d)	16,000
Asquith Property (e)	10,000
C1 Mortimer Property (f)	941,460
Impairment charge (c) (d) (e) (f)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (f)	359,760
Chewitt Property (g)	60,360
King Solomon Mines Property (h)	1,280,000
Impairment charge (f) (g) (h)	(1,700,120)
Balance at December 31, 2019	$ 1
Borden Lake North (i)	15,000
Impairment charge (i)	(15,000)
Halcrow, McCool, Seymour Lake (j)	145,000
Impairment charge (j)	(145,000)
Haycock, Godfrey and Cody(k)	138,000
Impairment charge (k)	(138,000)
Balance at September 30, 2020	$ 1

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

The Carson Property is 1,812 acres in area and is located north by north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21-year mining lease, which expires on September 30, 2024 and for which the Company was responsible for making annual lease payments of $1,141, in order to keep the lease in good standing.

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

For the nine month period ended September 30, 2020 and 2019

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

For the nine month period ended September 30, 2020 and 2019

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

In 2019 the mineral rights to the property expired and were not renewed.                                                                       13

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

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

e)

Asquith Property

On August 17, 2020 the company sold its one hundred percent interest in these contiguous four single cell staked mining claims located in Asquith Township, Larder Lake Mining Division approximately 100km south west of Kirkland Lake, and approximately 110km south of Timmins, Ontario. They are recorded in MLAS by the following Tenure IDs: 555444 (Cell ID 41P11C056), 555445 (Cell ID 41P11C057 ), 561605 (Cell ID 41P11C036), 561606 (Cell ID 41P11C037) for $15,336 (CDN$20,000) in cash.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

f )  C1 Mortimer Property (continued)

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

6.

The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

As at December 31, 2019 and September 30, 2020, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners. In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

i)

Borden Lake North Property

On January 15, 2020, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in eleven claims (approximately 495 acres), known as the Borden North Property in Cochrane and Darcy Townships located about 6.5 kilometers (app. 4 miles) north of the Newmont Borden Lake gold mine in Northern Ontario.  Under the acquisition agreement, the Company issued equity consideration of 100,000 shares of common stock, valued at US$0.15 per share recorded in common shares issued and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 75% of the NSR (1.5%NSR) for $1 Million Canadian dollars ($1,000,000).                                                                                          15

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

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

k)

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a two per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

In the three month period ended September 30, 2020, the Company recognized an impairment charge of $138,000 on the carrying value of the Haycock Gold Property, Godfrey and Roma Lake Property based on the substantial doubt of the Company’s ability to raise adequate financing.

As at September 30, 2020, all properties were in good standing with Provincial and Territorial authorities.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	September 30, 2020	December 31, 2019

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	89,534	75,825

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$18,014 ($13,369) in 2020 and CDN$18,230 ($13,716) in 2019, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	375,566	280,892

Due to Scott Keevil, stockholder and consultant to the Company, due to a company under his control. The amounts of the advances totaled CDN$10,000. This loan was repaid without interest during the three months ended September 30,2020.	-	7,592

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 544,811	$ 444,020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

5.

Amounts Due On Mineral Rights Acquisitions

	September 30, 2020	December 31, 2019

Due to Hadrian Ventures re: Kenty Property	$37,484	$37,959

The Hadrian Ventures Loan is unsecured and has no set terms of repayment. Hadrian Ventures is controlled by Scott Keevil, stockholder and consultant to the Company.

6.  Capital Stock

a)

Common Stock

For the nine month September 30, 2020, the Company issued 1,100,000 shares of common stock for the acquisition of rights to mineral properties.

Stock To Be Issued

For the nine months ended September 30, 2020, 1,500,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a total value of $160,000 within shares to be issued.

For the nine months ended September 30, 2020,  2,300,000 shares became issuable for the acquisition of rights to mineral properties.

As at September 30, 2020, a further 9,775,267 have yet to be issued for services at the transaction price ranging from $0.05 to $0.15 per share for a total of $2,199,044.

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

For the nine months ended September 30, 2020, the Company issued 3,691 Shares of Class A preferred stock in a private placement for $1.00 per share.

c)

Dividends

As at September 30, 2020, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $404,852 (December 31, 2019 - $359,862) includes dividends of $248,400 (December 31, 2019 - $230,400) and accrued interest of $156,451 (December 31, 2019 -  $129,461), accrued at 10.0% interest compounded annually.

Preferred dividends for the nine months ended September 30, 2020 and 2019 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

6.  Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of September 30, 2020 and December 31, 2019.

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

For the nine months ended September 30, 2020, the Company’s 1,500,000 shares (September 30, 2019 – 1,500,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued at between $0.08 and $0.12 per share and resulted in compensation expense of $160,000. These fees were recorded as a component of consulting fees in the amount of $40,000 for the three months ended September 30, 2020  (September 30, 2019 - $25,000)and $160,000 for the nine month period September 30, 2020 (September 30, 2019 - $75,000) on the unaudited condensed interim statements of operations and comprehensive loss.

7.  Related Party Transactions

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties as at September 30, 2020 and December 31, 2019:

	September 30 30, 2020	December 31, 2019
Receivable from Benedetto Fuschino (i)	$ 10,698	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company.	19,000	19,000
Receivable from related parties	$ 29,698	$ 29,698

(i)

Refer to Note 4 which shows $375,566 owed to Benedetto Fuschino and a company controlled by him, although there is no intention to net settle, overall his position is a net payable.

8. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the nine month period ended September 30, 2020 and 2019.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the nine month period ended September 30, 2020 and 2019

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

9.  Subsequent Events

There were no events subsequent to the period ended September 30, 2020 that require disclosure.

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

As of September 30, 2020, we had cash of $7,985 and current liabilities of $1,359,321.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.   During the nine months ended September 30, 2020, net cash used in operating activities was $106,489 compared with $99,700 used by operating activities for the nine months ended September 30, 2019.  The cash flow used in operating activities in the nine months ended September 30, 2020 was primarily the result of professional fees and drilling program expenses during the period. The cash flow used in operating activities in the nine months ended September 30, 2019 was primarily the result of professional fees and drilling program expenses, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities.  During the nine months ended September 30, 2020, net cash used in investing activities was $Nil and was $Nil for the nine months ended September 30, 2019.

Net cash provided by financing activities.  During the nine months ended September 30, 2020, net cash provided by financing activities was $88,691 compared with $108,005 provided by financing activities for the nine months ended September 30, 2019. The cash flow provided by financing activities in the nine months ended September 30, 2020 was primarily the result of advances from shareholders and a private placement for preferred shares of $3,691.

Results of Operations

Comparison of Three months ended September 30, 2020, to Three months ended September 30, 2019

We earned $15,336 in revenues from the sale of four mineral leases, during the three months ended September 30, 2020, and no revenues during the three month period ended September 30, 2019.  We do not anticipate earning any further revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $40,000 for the three months ended September 30, 2020 from $20,000 for the three months ended September 30, 2019.

Exploration Expenses.  Exploration expenses increased to $60,806 for the three months ended September 30, 2020 from $4,187 for the three months ended September 30, 2019.  The increase in exploration expenses was primarily due to renewed activity.

Interest Expense.  Interest expense increased to $4,749 for the three months ended September 30, 2020 from $4,364 for the three months ended September 30, 2019.  The change is due to the interest on advances from shareholders.

General and Administrative Expenses.   General and administrative expenses increased to $10,135 for the three months ended September 30, 2020 from $2,704 for the three months ended September 30, 2019.  The increase in general and administrative expenses was primarily related to increase in shareholder promotional activity.

Professional Fees.  Professional fees decreased to $10,498 for the three months ended September 30, 2020 from $20,487 for the three months ended September 30, 2019.  The decrease in professional fees was primarily due to a decrease in legal fees and fees associated with obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net loss.  For the three months ended September 30, 2020, we incurred a net loss of $254,614 as compared to a net loss of $51,200 for the three months ended September 30, 2019.  The increase in net loss was primarily a result of increased activity in the drilling program, an impairment of property rights and interest on preferred shares.

Comparison of Nine months ended September 30, 2020, to Nine months ended September 30, 2019

We earned $15,336 in revenues from the sale of four mineral leases, during the nine months ended September 30, 2020, and no revenues during the nine month period ended September 30, 2019.  We do not anticipate earning any further revenues revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the nine months ended September 30, 2020 increased to $160,000 from $76,000 for the nine months ended September 30, 2019.  The consulting fees are attributable to the services payable in shares of common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer, and an outside marketing consultant.

Exploration Expenses.  Exploration expenses increased to $66,047 for the nine months ended September 30, 2020 from $4,380 for the nine months ended September 30, 2019.  The increase in exploration expenses was primarily due to renewed activity.

Interest Expense.  Interest expense decreased to $13,369 for the nine months ended September 30, 2020 from $13,716 for the nine months ended September 30, 2019.  The decrease is due to the interest on advances from shareholders and interest component of dividends payable.

General and Administrative Expenses.   General and administrative expenses increased to $11,405 for the nine months ended September 30, 2020 from $4,391 for the nine months ended September 30, 2019.  The increase in general and administrative expenses was primarily related to increase in shareholder promotional activity.

Professional Fees.  Professional fees decreased to $77,770 for the nine months ended September 30, 2020 from $91,860 for the nine months ended September 30, 2019.  The decrease in professional fees was primarily due to costs associated with filing the S-1 Registration Statement with the Securities and Exchange Commission and obtaining a trading symbol for the Company’s common stock on the OTC Pink market.

Net loss.  For the nine months ended September 30, 2020, we incurred a net loss of $614,374 as compared to a net loss of $172,771 for the nine months ended September 30, 2019.  The increase in net loss was primarily a result of increased costs described above.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations.  Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2020, the Company did not issue any equity securities.

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

Joshua Gold Resources Inc.

Dated: November 12, 2020	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 12, 2020	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director