Form 10-K
period 2020-12-31
JOSHUA GOLD RESOURCES INC
filed 2021-04-08
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Unit 20 1033 Pattullo Avenue Woodstock, Ontario, Canada N4V 1C8

(Address of Principal Executive Offices)(Zip Code)

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

Yes    ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files).

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes    ☐ No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Based on an average bid and asked price of $0.11495 per share the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020, was $12,677,498.

As of April 7, 2021, the registrant had 145,451,342 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’ is contained in Part IV, Item 15 of this Annual Report.

JOSHUA GOLD RESOURCES INC.

2020 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2020 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We are a development stage company and currently have little revenue.  At December 31, 2020, our total current assets were $33,953 and our total current liabilities were $1,339,677. Our net loss for the year ended December 31, 2020, was $860,557.

(b)  Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.  Our internet address is www.joshuagoldresources.com.

Employees

As of February 28, 2021, we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Our audited financial statements for the year ended December 31, 2020 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(14,888,149) from our inception on July 10, 2009 to December 31, 2020 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2021. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We have no production, no customers, and we have earned revenues on the sale of four mineral lease totaling $15,336 to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on exploration of the mining interests. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

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

Our success and ability to compete depend in large part upon protecting our mineral property rights. We rely on a combination of fund-raising deferred financing to protect our property rights. The steps we have taken may not be sufficient to prevent the expiration of these rights.

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

Under U.S. federal securities legislation, our common stock will likely constitute "penny stock” since quoted on the OTCQB. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

The outbreak of the COVID-19 coronavirus disease has been declared a pandemic by the World Health Organization continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters moved from 1321 Dundas Street, Woodstock, Ontario, Canada, N4S 7V9 to Unit 20 – 1033 Pattullo Avenue, Woodstock, Ontario, Canada N4V 1C8 and our telephone number is +1-226-888-5610.

We currently have leases on twelve properties:

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

As at December 31, 2020, the Company has made payments of $125,000 to the Vendors.

As at December 31, 2020, a third party has filed a claim in the Ontario Superior Court of Justice, against the Company. The Company and its legal counsel have determined that the claim is without merit and that no further impairment of the property’s value is required. The third party has made application claiming 100% ownership of the Kenty Property. The Company has responded in the Ontario Superior Court of Justice, with a counter application claiming the property was acquired from the Vendors, who at the time had an undivided 100% interest in the property. The Company has also claimed damages in the amount of $1,000,000.00 CDN.

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

a)

b)

c)

d)

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

The current owner prospectors will retain a three per cent (3%) Net Smelter Royalty on the properties

On October 8, 2020 the Joint venture agreement expired and was replaced with a new Joint Venture Option Agreement with the following terms:

1.

Pay the prospector owners $75,000 CDN annual beginning January 1, 2021 and ending January 1, 30, 2030

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

6.

The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

In 2017 the Company recognized an impairment charge of $240,000 against the carrying value of the C1 Mortimer Property based on the company’s ability to continue as a going concern.

As at December 31, 2020, the Company had yet to issue 2,400,000 common shares of stock at $0.10 to the prospector owners.

In 2019 the Company recognized an additional impairment charge of $359,760 against the carrying value of the C1 Mortimer Property based on the company’s ability to continue as a going concern.

a)

 Chewitt Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewitt Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock at $0.20 per share and   $360 ($475 CDN).

In 2019 the Company recognized an impairment charge of $60,360 against the carrying value of the Chewitt Property based on the company’s ability to continue as a going concern.

f)  King Solomon Mines Property

During the year December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the King Solomon Mines Property. Under the acquisition agreement, the Company issued equity consideration of 8,000,000 shares of common stock at $0.16 per share and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1%NSR) for $2 Million Canadian dollars ($2,000,000).

In 2019 the Company recognized an impairment charge of $1,280,000 against the carrying value of the King Solomon Mines Property based on the company’s ability to continue as a going concern.

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

In 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

h)

Halcrow Gold, McCool, Seymour Lake Property

On April 14, 2020, the Company purchased a 100% interest in thirty-five claims, known as the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property Northern Ontario.  The Company paid one million JSHG common shares at $0.145 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

In 2020, the Company recognized an impairment charge of $145,000 on the carrying value of the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property based on the substantial doubt of the Company’s ability to raise adequate financing.

i)

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time.

In 2020, the Company recognized an impairment charge of $138,000 on the carrying value of the Haycock Gold Property, Godfrey and Roma Lake Property based on the substantial doubt of the Company’s ability to raise adequate financing.

j)

Hiltz Property

On November 19, 2020, the Company purchased a 100% interest in eight claims, known as the Hiltz in the Asquith Township in Northern Ontario.  The Company paid three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million five hundred thousand Canadian dollars ($1,500,000) at any time.

In 2020, the Company recognized an impairment charge of $18,000 on the carrying value of the Hiltz Property based on the substantial doubt of the Company’s ability to raise adequate financing.

k)

Jo-Anne Property

On November 13, 2020, the Company purchased a 100% interest in two claims, known as the Jo-Anne Property, in Benoit Township in Northern Ontario.  The Company paid two million four hundred thousand JSHG common shares at $0.07 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 50% of the NSR for two million Canadian dollars ($2,000,000) at any time.

In 2020, the Company recognized an impairment charge of $168,000 on the carrying value of the Jo-Anne Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Additional Description of the Properties

Joshua Gold holds an interest in twelve mineral properties in Canada. All the properties are in Northern Ontario, except for the Carson property which is located in the Northwest Territories. It should be noted that three of the properties, the C-1, the Rollo, and the Kenty are all contiguous but differ in ownership by the Company. They are collectively referred to as the Swayze Area properties and share similar access, locations, and regional geology. However, detailed descriptions for historical exploration work and property geology are given.

Background Information Concerning Properties Located in the Canadian Province of Ontario: Janes, Asquith, C1 Mortimer, Chewitt, King Solomon Mines and Kenty

Upon recording of the mineral claims with the provincial Mining Recorder’s Office, the claims will remain in good standing for a period of two years. The claims can be renewed by performing the minimum specified assessment work within 2 years of the recording date for the claim.

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

Pre-Conversion Period

Traditional claim staking in Ontario came to an end on January 8, 2019. During this pre-conversion period claim staking will not be permitted, nor will other transactions such as transfers and the filing of assessment work reports. This period will allow MNDM to prepare for conversion as well as for exhaustive testing of the information technology architecture that will underpin MLAS, and provide enough time to enroll and train users on the new system prior to launch.

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

Jane Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4286420	324079	41I09F126	Standard	2020-06-06	$ 400	Janes
4286421	324078	41I09F127	Standard	2020-06-06	$ 400	Janes
4286421	324077	41I09F087	Standard	2020-06-06	$ 400	Janes
4286420	311356	41I09F086	Standard	2020-06-06	$ 400	Janes
4286421	267459	41I09F129	Standard	2020-06-06	$ 400	Janes
4286420	266309	41I09F062	Boundary	2020-02-17	$ 200	Janes
4286420	266308	41I09F064	Boundary	2020-02-17	$ 200	Janes
4286420	228227	41I09F066	Boundary	2020-06-06	$ 200	Janes
4286420	227062	41I09F124	Standard	2020-02-17	$ 400	Janes
4286421	220945	41I09F109	Standard	2020-06-06	$ 400	Janes
4286420	219110	41I09F123	Standard	2020-02-17	$ 400	Janes
4286420	219109	41I09F104	Standard	2020-02-17	$ 400	Janes
4286421	208887	41I09F088	Standard	2020-06-06	$ 400	Janes
4286420	208355	41I09F103	Boundary	2020-02-17	$ 200	Janes
4286421	200828	41I09F089	Standard	2020-06-06	$ 400	Janes
4286420	189176	41I09F105	Standard	2020-02-17	$ 400	Janes
4286421	172087	41I09F067	Boundary	2020-06-06	$ 200	Janes
4286421	172086	41I09F069	Boundary	2020-06-06	$ 200	Janes
4286420	170910	41I09F085	Standard	2020-02-17	$ 400	Janes
4286420	154280	41I09F083	Boundary	2020-02-17	$ 200	Janes
4286420	154279	41I09F084	Standard	2020-02-17	$ 400	Janes
4286420	154278	41I09F065	Boundary	2020-02-17	$ 200	Janes
4286420	118251	41I09F102	Boundary	2020-02-17	$ 200	Janes
4286421	115891	41I09F128	Standard	2020-06-06	$ 400	Janes
4286420	115890	41I09F106	Standard	2020-06-06	$ 400	Janes
4286421	115889	41I09F107	Standard	2020-06-06	$ 400	Janes
4286421	115888	41I09F108	Standard	2020-06-06	$ 400	Janes
4286420	102938	41I09F122	Standard	2020-02-17	$ 400	Janes
4286420	102937	41I09F125	Standard	2020-02-17	$ 400	Janes
4286420	102936	41I09F063	Boundary	2020-02-17	$ 200	Janes
4286421	100594	41I09F068	Boundary	2020-06-06	$ 200	Janes
Total					$ 10,200

The Janes leases expired during the year and were not renewed.

•

Asquith

The Asquith Property consists of one (1) legacy claims, converted into seven (7) cell claims (2 standard and 5 boundary claims). These require annual exploration expenditures of $2,000 CAD per year, accompanied by an industry standard report detailing the work completed. Amounts are due at different times of the year. These grant the holder, Joshua Gold, the sole right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.  The table lists the legacy claim numbers and the new cell claims that these legacy mining claims have been converted to under the implementation of the new Ontario Mining Act.

Asquith Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4270343	274594	41P11C036	Standard	2020-10-07	$ 400	Asquith
4270343	304417	41P11C037	Standard	2020-10-07	$ 400	Asquith
4270343	220166	41P11038	Boundary	2020-10-07	$ 400	Asquith
4270343	170164	41P11C016	Boundary	2020-10-07	$ 200	Asquith
4270343	311191	41P11C017	Boundary	2020-10-07	$ 200	Asquith
4270343	220166	41P11C038	Boundary	2020-10-07	$ 200	Asquith
4270343	274593	41P11C018	Boundary	2020-10-07	$ 200	Asquith
Total					$ 2,000

During the year the Asquith property leases expired and were not renewed

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

 C1 Property Claim Summary

Legacy Claim No.	Claim Number	Cell ID	Claim Type	Due Date	Assessment Requirement	Township
4270364	120200	41O15A001	Boundary	2020-12-11	$ 200	Swayze
4275471	233215	41O15A005	Boundary	2020-04-16	$ 200	Dore
4275471	164590	41O15A006	Boundary	2020-04-16	$ 200	Dore
4270364	148240	41O15B019	Boundary	2020-12-11	$ 200	Swayze
4270364	242943	41O15B020	Boundary	2020-12-11	$ 200	Swayze
4275530	269086	41O15G359	Boundary	2020-08-01	$ 200	Swayze
4270433	280401	41O15G360	Boundary	2020-06-27	$ 200	Swayze
4270364	299546	41O15G379	Boundary	2020-12-11	$ 200	Swayze
4275530	184588	41O15G379	Boundary	2020-08-01	$ 200	Swayze
4275530	240808	41O15G379	Boundary	2020-08-01	$ 200	Swayze
4270364	196353	41O15G380	Boundary	2020-12-11	$ 200	Swayze
4270364	108926	41O15G399	Boundary	2020-12-11	$ 200	Swayze
4270364	299547	41O15G400	Boundary	2020-12-11	$ 200	Swayze
4270433	107471	41O15H341	Boundary	2020-06-27	$ 200	Swayze
4270433	295435	41O15H341	Boundary	2020-08-01	$ 200	Swayze
4271227	190226	41O15H342	Boundary	2020-02-13	$ 200	Rollo
4270433	240808	41O15H342	Boundary	2020-08-01	$ 200	Swayze
4271227	190225	41O15H343	Boundary	2020-02-13	$ 200	Rollo
4271227	144217	41O15H344	Boundary	2020-02-13	$ 200	Rollo
4271227	252226	41O15H345	Boundary	2020-02-13	$ 200	Rollo
4275471	252226	41O15H345	Boundary	2020-04-16	$ 200	Dore
4275471	225198	41O15H346	Boundary	2020-04-16	$ 200	Dore
4270364	148238	41O15H361	Boundary	2020-12-11	$ 200	Swayze
4270433	210391	41O15H361	Boundary	2020-06-27	$ 200	Swayze
4271227	246882	41O15H362	Boundary	2020-02-13	$ 200	Rollo
4270433	295435	41O15H362	Boundary	2020-08-01	$ 200	Swayze
4271227	246881	41O15H363	Boundary	2020-02-13	$ 200	Swayze
4271227	144218	41O15H364	Boundary	2020-02-13	$ 200	Swayze
4275471	178621	41O15H365	Boundary	2020-04-16	$ 200	Dore
4275471	318112	41O15H366	Boundary	2020-04-16	$ 200	Dore
4270433	159036	41O15H380	Boundary	2020-08-01	$ 200	Swayze
4270433	280401	41O15H380	Boundary	2020-08-01	$ 200	Swayze
4270364	148239	41O15H381	Boundary	2020-12-11	$ 200	Swayze
4275471	121395	41O15H385	Boundary	2020-04-16	$ 200	Dore
4275471	252227	41O15H386	Boundary	2020-04-16	$ 200	Dore
Total					$ 7,000

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

Regional Geology

The Damoti Lake area lies within the Slave Structural Province within the Indin Lake Supracrustal belt. This belt is composed of Archean age metasedimentary and metavolcanic rocks of the Yellowknife Supergroup, and is truncated to the west by Archean age plutons and migamtites, and to the east by gneissic basement rocks. The Indin Lake belt form a series of north to northeast trending volcanic assemblages.

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

In 1936, Brett-Trethway Mines Limited ran a small 5-ton/day test mill and reported no grades. In 1947, Erndale Mines Ltd. acquired the property and drilled 8 DDH for a total of 498 meters. The company dewatered the mine, and 1,3333 tonnes of ore were extracted from scaling the No. 1 vein. Sampling averaged 0.92 g/t for the program. In 1950, Elancra mines carried out some work with a local mill, with no grades/records produced.

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

The C-1 Property

JSHG owns a one hundred percent interest in 37 contiguous staked mining claims formerly comprised of Legacy Claim Numbers 4275244, 4275245, and 4275246.

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

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275244	ROLLO	343107	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	311135	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	311134	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	304312	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	273820	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	255729	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	201078	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	188921	Boundary Cell Mining Claim	2021-03-09	200	400

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275244	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	180954	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	156470	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	136289	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	110491	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	281059	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	251917	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	251916	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	251915	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	225101	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185261	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	104101	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	COPPELL,ROLLO	325684	Single Cell Mining Claim	2021-03-09	400	600
4275246	COPPELL,DORE,ROLLO,SWAYZE	297033	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	297032	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	277653	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275246	ROLLO	242605	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	230403	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	192540	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	176522	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	129128	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	129127	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	104471	Boundary Cell Mining Claim	2021-03-09	200	400

They are recorded in MLAS with the current Assessment Assignment by MNDM with the following Tenure IDs:

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275244	343107	41O15G317	$50, 000.00
4275244	311135	41O15G356	$50, 000.00
4275244	311134	41O15G295	$50, 000.00
4275244	304312	41O15G355	$50, 000.00
4275244	273820	41O15G297	$50, 000.00
4275244	269805	41O15G298	$50, 000.00
4275244	255729	41O15G315	$50, 000.00
4275244	201078	41O15G357	$50, 000.00
4275244	188921	41O15G296	$50, 000.00
4275244	185262	41O15G338	$50, 000.00
4275244	180954	41O15G335	$50, 000.00
4275244	156470	41O15G336	$50, 000.00
4275244	136289	41O15G337	$50, 000.00
4275244	110491	41O15G316	$50, 000.00
4275244	104103	41O15G358	$50, 000.00
4275244	104102	41O15G318	$50, 000.00
4275245	281059	41O15G319	$50, 000.00
4275245	278432	41O15H301	$50, 000.00
4275245	259093	41O15H321	$50, 000.00
4275245	259092	41O15H281	$50, 000.00
4275245	251917	41O15G359	$50, 000.00
4275245	251916	41O15G339	$50, 000.00
4275245	251915	41O15G320	$50, 000.00
4275245	225101	41O15G340	$50, 000.00
4275245	185261	41O15G300	$50, 000.00
4275245	104101	41O15G299	$50, 000.00
4275246	325684	41O15H325	$50, 000.00
4275246	297033	41O15H345	$50, 000.00

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275246	297032	41O15H284	$50, 000.00
4275246	277653	41O15H302	$50, 000.00
4275246	242605	41O15H322	$50, 000.00
4275246	230403	41O15H304	$50, 000.00
4275246	192540	41O15H303	$50, 000.00
4275246	176522	41O15H323	$50, 000.00
4275246	129128	41O15H324	$50, 000.00
4275246	129127	41O15H283	$50, 000.00
4275246	104471	41O15H282	$50, 000.00

JSHG signed a revised Joint Venture Agreement on November 19, 2020 with the C1 Syndicate which grants the Company the right to earn a 50% interest in 6 contiguous staked mining claims comprising 66 ha located in Rollo and Swayze Townships and formerly comprised of Legacy Claim Numbers 4270433 and 4275530, currently recorded in MLAS with Tenure IDs: 295435 (41O15H362), 280401 (41O15H360), 240808 (41O15H342), 210391 (41O15H361), 159036 (41O15G380), 107471 (41O15H341). C1 Syndicate claimholders are 2254022 Ontario Ltd. and Kencana Technical Services Inc., each holding a 50% interest.

The 50% interest JSHG could acquire would grant the Company the right to explore for minerals, and to apply for a mining lease for extraction of the minerals. This does not grant any surface rights to the Crown land, nor rights to extract or mine aggregates from the claim areas.

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

King Solomon's Mine Property

The Company owns a one hundred percent interest in these four contiguous staked boundary mining claims (aprrox. 180 acres) located in the northwestern portion of Davis Township, Sudbury Mining Division approximately 40 km east-northeast of the city of Sudbury, Ontario. This claims group were all part of the single legacy mining claim 4281716, currently recorded in MLAS by the following Tenure IDs: 322868 (Cell ID 41I10I336), 320702 (Cell ID 41I10I337), 208133 (Cell ID 41I10I317), 100056 (Cell ID 41I10I316).

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

A Work Credit Report was submitted to MNDM on December 28, 2020 (see attached WORD DOC for MLAS record of submission) and is pending Ministry approval. Upon MNDM approval, JSHG will be able to distribute approved work credits to secure tenure of the claims group through July 31, 2021.

Currently, MNDM Assessment Assignment to each of these Tenure IDs is as follows:

322868 (Cell ID 41I10I336):  $48,000.00

320702 (Cell ID 41I10I337):  $50,000.00

208133 (Cell ID 41I10I317):  $50,000.00

100056 (Cell ID 41I10I316):  $50,000.00

Legacy Claim Id	Township / Area	Tenure ID	Tenure Type	Anniversary Date	Tenure Status	Tenure Percentage	Work Required
4281716	DAVIS	322868	Boundary Cell Mining Claim	2020-07-30	Active	100	200
4281716	DAVIS	320702	Boundary Cell Mining Claim	2020-07-30	Active	100	200
4281716	DAVIS	208133	Boundary Cell Mining Claim	2020-07-30	Active	100	200
4281716	DAVIS	100056	Boundary Cell Mining Claim	2020-07-30	Active	100	200

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

In 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

The Halcrow Gold property is located in northeastern Ontario, 35 kilometers East of Chapleau. It consists of two (2) claim units covering approximately 80 acres.  Located 25 km of the property is Newmont’s Borden Lake Mine, an active gold producer with proven and probable reserves of 2.61 million tonnes of estimated, measured and indicated gold reserves with an average grade of 5.81 g/t Au

The property is also 11 km southwest of Rockridge Resources Ltd.’s - Raney Gold Project. Recent news release (April 29, 2020) from the Raney Gold Project indicates an impressive drill result of 28.0 g/t Au over 6.0 m at a vertical depth of 95 m. The Halcrow Gold property is also 3 km north of the historical Halcrow Swayze Mine, a developed prospect with 115,600 tonnes of unclassified reserves at 3.8 g/t Au (1934).

Significant historical gold values associated with disseminated pyrite, arsenopyrite, quartz veins and red syenite-porphyry were established in two separate shear zones in Archean age volcanic tuffs, sediments, and conglomerates that resulted in the following (Au) values:

0.93 g/t Au - chip samples over 18’ and 24’ (Government Geologist Rickaby - 1934)

4.35 g/t Au - arsenopyrite-bearing qtz vein and bleached wallrock (Sulpetro - 1981)

1.4  g/t Au - pink grey qtz and feldspar porphyry-syenite, minor pyrite and chalcopyrite (K. Filo - 1992)

8.3  g/t Au - obtained in dumps of the main trench (W. Troup - 1995)”

In 2020, the Company recognized an impairment charge of $145,000 on the carrying value of the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at December 31, 2020, the shares a reflected in Shares to be issued.

The Haycock Gold property is composed of 8 cell units in Haycock township, located in Northwestern Ontario, 12 km east of Kenora, Ontario. The property is positioned on a number of former land Patents (mining rights) and is located 1 km north of the historic Triumph Mine which operated between 1896 and 1900 with reported grades of 39 g/t.

The property is situated in the Wabigoon sub-province and within an area of Kenora that represents 55% of gold production in Ontario during the 19th and early 20th century.

The geology is underlain by quartz diorite of the Island Lake intrusion, which is characterized by the irregular occurrence of mafic intrusions. The larger inclusions have been fractured and intruded by irregular bodies and diffuse veins of quartz diorite. The exposed bedrock in the vicinity of old workings varies from predominantly basalt to predominantly quartz diorite.  The property is aligned north of a structural trend leading in the direction of former operating mines known as the Triumph and Treasure. The structure from the Triumph Mine was noted to head in the direction of the property while it was dewatered and assessed in 1987.

Historical Exploration work established gold mineralization with impressive assay results:

1.

Assays of 8.7 g/t Au (0.28 oz/t), 7.1 g/t Au (0.208 oz/t) and 1.4 g/t Au (0.04 oz/t) - (G. Clark, 1983)

2.

Grades from previous mining operations reported to be $36.00 to $120.00 per ton from several assayed samples while gold was valued at $20.00 per ounce. Respectively, grading between 55.9 g/t and 186.6 g/t Au (1.8 oz/t to 6 oz/t) - (The Colonist, 1896)

The property features two gold zones where historic shafts were developed.

The Sweden shaft was sunk on the main vein to a depth of 21.3 m with 3 m of lateral development by the Sweden Gold Mining Company of Ontario in 1986.  The inclined shafts collar dimensions are 2.5 x 3 m. The main zone cuts the inclusion-laden quartz diorite to the east of an area of muskeg and swamp and consists of a 1 to 2 m wide shear zone striking 055° and dipping 70°SE. Vein structure has been traced over 240 m by a series of trenches and pits located in the vicinity of the shaft.

The Emmons shaft is located 700 m southeast of the Sweden and has collar dimensions of 4 x 2.5 m. Depth of shaft is unknown and water level is measured 7 m below surface. The associated waste rock pile has dimensions of 12 x 3 x 4 m. Multiple trenches and pits were also developed in the vicinity of the shaft.

The property sat fairly dormant until staked by P. Karwcki and G. Clark in 1983 and was optioned to Jalna Resources Ltd in 1984.

In 2020, the Company recognized an impairment charge of $138,000 on the carrying value of the Haycock Gold Property, Godfrey and Roma Lake Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Hiltz Property

On November 19, 2020, the Company purchased a 100% interest in eight claims, known as the Hiltz in the Asquith Township in Northern Ontario.  The Company paid three hundred thousand JSHG common shares at $0.07 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million five hundred thousand Canadian dollars ($1,500,000) at any time. As at December 31, 2020, the shares a reflected in Shares to be issued.

The Hiltz property is eight claims covering, roughly, 350 acres in The Shining Tree gold camp.  The Company paid the prospectors three hundred thousand (300,000) JSHG common shares in return for a one hundred per cent (100%) interest in the property.  The prospectors retain a two per cent  Net Smelter Royalty (2% NSR) ; the Company has the option to repurchase 1.5% or 75% of the total NSR for one million, five hundred thousand ($1,500,000 Canadian) at any time.

The property is within the Abitibi Greenstone Belt, and is underlain by an early Archean metavolcanic sequence with a basal layer of pyroclastic and sediments, followed by a sequence of mafix tholeiitic, and an upper layer felsic metadata volcanics.  Volcanics are intruded by later stage felsic units as well as diabase dykes.  Gold mineralization in the area is characterized by shear or vein types characterized by a mesothermal gold mineralization model.

Hiltz Property
Hiltz Property
Property Claims
Township
Regional Patents
railway
Roads
rivers
Lakes
CHURCHILL
ASQUITH
FAWCETT
567140
567141
567144
567142
567143
567137
567138
567139
N
0 0.25 0.5 1 1.5 2
Kilometers
478000
479000
480000
481000
482000
483000
484000
485000
486000
5271000
5270000
5269000
5268000
5267000
5266000
5265000

In 2020, the Company recognized an impairment charge of $21,000 on the carrying value of the Hiltz Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Jo-Anne Property

On November 13, 2020, the Company purchased a 100% interest in two claims, known as the Jo-Anne Property, in Benoit Township in Northern Ontario.  The Company paid two million four hundred thousand JSHG common shares at $0.07 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 50% of the NSR for two million Canadian dollars ($2,000,000) at any time.  As at December 31, 2020, the shares a reflected in Shares to be issued.

The Joe-Anne property is approximately 50 miles (80 kilometers) South-East of Timmins, ON.  It consists of  42 acres. Geologically the area around Benoit Township lies between the Larder Lake and Destor-Porcupine Faults. This area of Abitibi volcanics extend from Timmins, Ontario to Chibougamau, Quebec. The area was mapped by H. L. Lovell in 1965 and appears to be metavolcanics that are tholeitic in appearance and part of the Knojevis Group.

The property has yielded gold values over 13 grams per tonne in grab samples from previous prospectors.  For more information on the Joe-Anne property please refer to this report: http://www.geologyontario.mndm.gov.on.ca/mndnfiles/afri/data/imaging/20000015238/20000015238

In 2020, the Company recognized an impairment charge of $168,000 on the carrying value of the Jo-Anne Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Pink market only since August 2019.  There is currently a  limited public market for our common stock and we can provide no assurance that a significant trading market will ever develop or that, if developed, it will be sustained. Consequently, holders of our common stock may find it difficult to resell their securities at the times and in the amounts that they desire.

Holders

As of December 31, 2020, there were 141,484,681 shares of common stock issued and outstanding held by approximately 217 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

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

As at December 31, 2020, we were in arrears in our dividends on preferred shares. The balance of dividends payable of $419,848 includes dividends of $254,400 and accrued interest of $165,448, accrued at 10.0% interest compounded annually.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.  However, during 2020, securities were to be issued to employees under individual employment agreements as further detailed below in “Recent Sales of Unregistered Securities” and Item 13.

Recent Sales of Unregistered Securities

a)

Common Stock

During the year ended December 31, 2020, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

During the year ended December 31, 2020, the Company issued 3,400,000 shares of common stock to third parties for the acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share for a total value of $298,000.

Stock To be Issued

As of December 31, 2020, the Company has yet to issue 11,409,924 shares of common stock at the transaction prices ranging from $0.05 to $0.15 per share for a total of $2,341,728. Of these, 3,100,000 shares of common stock became to be issued during the year for acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share.  In addition, 1,576,534 shares of common stock are to be issued to directors for services recorded in prior years. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

For the year ended December 31, 2020, 2,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as consulting fees having a total value of $200,000 within shares to be issued.

As  December 31, 2020, the Company had not yet issued 737,347 shares of common stock to third parties for services rendered valued at $51,684. This was recorded as exploration expense in the statement of operations and comprehensive loss and within shares to be issued.

Purchases of Equity Security by the Issuer and Affiliated Purchasers

None; not applicable.

Use of Proceeds

On July 24, 2018, the Company publicly filed with the SEC its Registration Statement on Form S-1 (Registration No. 333-226315), which registration statement was declared effective on August 10, 2019.   The Registration Statement provided for the registration of: (i) 5,000,000 shares of common stock for sale by the Company under its Primary Offering; and (ii) 62,912,797 shares of common stock for resale under a Secondary Offering by certain Selling Stockholders of the Company.

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

On December 26, 2019, the Company filed with the SEC Post-Effective Amendment No. 2 to the Registration Statement to remove and withdraw from registration the 62,912,797 shares registered for resale under the Secondary Offering as these shares had satisfied a one year holding requirement under Rule 144 of the SEC.

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

As of December 31, 2020, we had cash on hand of $3,716 and current liabilities of $1,339,677. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the fiscal year ended December 31, 2020, net cash used in operating activities was $(112,189) compared with $(137,659) used in operating activities for the fiscal year ended December 31, 2019.  The cash flow used in operating activities in the fiscal year ended December 31, 2020 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2019 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2020, net cash used in investing activities was $Nil compared with $360 used in investing activities for the fiscal year ended December 31, 2019.

Net cash provided by financing activities. During the fiscal year ended December 31, 2020, net cash provided by financing activities was $115,226 compared with $149,587 provided by financing activities for the fiscal year ended December 31, 2019.  The cash flow provided by financing activities in the fiscal year ended December 31, 2020 was primarily attributable to advances from shareholders and the issuance of preferred shares. The cash flow provided by financing activities in the fiscal year ended December 31, 2019 was primarily attributable to advances from shareholders.

(b)

Results of Operations.

Comparison of Fiscal Year Ended December 31, 2020 to Fiscal Year Ended December 31, 2019

We earned $15,336 in revenues from the sale of four mining leases during the fiscal year ended December 31, 2020 and no revenues during the fiscal year ended December 31, 2019.  We do not anticipate earning any further revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees increased to $200,000 for the fiscal year ended December 31, 2020 from $192,450 for the fiscal year ended December 31, 2019. The increase in consulting fees was primarily attributable to the increase in the trading price range of the common stock used for stock based executive compensation.

Exploration Expenses.  Exploration expenses increased to $67,357 for the fiscal year ended December 31, 2020 from $9,066 for the fiscal year ended December 31, 2019.  The increase in exploration expenses was attributable to drilling, staking fees and geological consultants.

General and Administrative Expenses.  General and administrative expenses increased to $13,717 for the fiscal year ended December 31, 2020 from $3,582 for the fiscal year ended December 31, 2019. The decrease was due to increased costs associated with marketing.

Professional Fees.  Professional fees increased to $95,821 for the fiscal year ended December 31, 2020 from $114,980 for the fiscal year ended December 31, 2019.  The fees are the Company’s costs associated with Company filings.

Interest Expense.  Interest expense was $18,670 for the fiscal years ended December 31, 2020 and $13,884 for the fiscal year ended December 31, 2019. The interest accrued on the David Mason loan as described in Note 5 to the financial statements.

Depreciation.  Depreciation expenses of $Nil for the fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2019. The company did not acquire any depreciable assets during the year.

Loss on Disposal of Mineral Rights.   The loss in 2020 was due to the impairment charge on mineral rights as described in Note 4 to the financial statements.

Net loss.  For the fiscal year ended December 31, 2020, we incurred a net loss of $(860,557) as compared to a net loss of $(2,027,604) for the fiscal year ended December 31, 2019.  The increase in net loss was primarily a result of the increase in exploration activity and, not yet having commenced its mining operations, terminated or expired property agreements, impairment of acquired mineral rights.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Joshua Gold Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the "Company") as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant net loss and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

Mississauga, Canada

April 7, 2021

MNP

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheets as of

Presented in US Dollars
	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$3,716	$14,211
Accounts receivable and other assets	11,237	9,193
Notes receivable (Note 9)	19,000	29,698
Total Current Assets	33,953	53,102
Other Assets
Mineral properties (Note 4)	1	1
TOTAL ASSETS	$33,954	$53,103

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$297,594	$298,789
Accrued liabilities	27,410	26,496
Advances from stockholders (Note 5)	555,555	444,020
Dividends Payable (Note 8)	419,848	359,862
Due on mineral rights (Note 6)	39,270	37,959
Total Liabilities	1,339,677	1,167,126

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	25	24
shares authorized; 243,690 shares issued and
outstanding (December 31, 2019 – 240,000) (Note 8)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 141,484,681 shares issued and
outstanding (December 31, 2019 –138,084,681) (Note 8)	14,139	13,799
Additional Paid In Capital (Note 8)	11,179,536	10,878,186
Shares to be Issued (Note 8)	2,341,728	1,901,044
Accumulated other comprehensive income	46,998	60,530
Accumulated Deficit	(14,888,149)	(13,967,606)
Total Stockholders' Deficit	(1,305,723)	(1,114,023)
Total Liabilities and Stockholders' Deficit	$33,954	$53,103

Going concern (Note 2)

Commitments and contingencies (Note 4)

See accompanying notes to the financial statements

 Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Year ended	Year ended
	December 31, 2020	December 31, 2019
REVENUE
Sale of mineral property leases (Note 4)	$15,336	$-
OPERATING EXPENSES

Consulting fees (Note 8 and 9)	$200,000	$192,450
Professional fees	95,821	114,980
General and administrative	13,717	3,582
Exploration	67,357	9,066
Interest	18,670	13,884
Foreign exchange (gain) loss	(6,672)	(6,478)
Loss on impairment of properties (Note 4)	487,000	1,700,120
TOTAL OPERATING EXPENSES	875,893	2,027,604

NET LOSS	(860,557)	(2,027,604)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(13,532)	(7,714)
NET LOSS AND COMPREHENSIVE LOSS	$(874,090)	$(2,035,318)

NET LOSS	$(860,557)	$(2,027,604)
Dividends on Preferred Stock	(59,986)	(54,533)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(920,543)	$(2,082,137)

LOSS PER SHARE - BASIC AND DILUTED	$0.0062	$0.0170

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	139,729,490	122,430,981

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the years ended December 31, 2020 and December 31, 2019

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance – December 31, 2018	240,000	24	121,041,942	12,095	9,095,193	1,793,530	68,244	(11,885,469)	(916,383)
Stock to be issued to investors (Note 8)			75,590	7	11,332	(11,339)			-
Stock to be issued for compensation (Note 8)						192,450			192,450
Stock issued for compensation (Note 8)			8,667,149	867	432,491	(433,357)			-
Stock issued for mineral rights (Note 8)			8,300,000	830	1,339,170	-			1,340,000
Stock to be issued for mineral rights (Note 8)				-	-	359,760			359,760
Foreign currency translation							(7,714)	-	(7,714)
Net loss								(2,027,604)	(2,027,604)
Dividends								(54,533)	(54,533)
Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation (Note 8)						200,000			200,000
Stock issued from private placement (Note 8)	3,690	1			3,690				3,691
Stock issued for mineral rights (Note 8)			3,400,000	340	297,660				298,000
Stock issued for services (Note 8)			-	-	-	51,684			51,684
Stock to be issued for mineral rights (Note 8)			-	-	-	189,000			189,000
Foreign currency translation							(13,532)	-	(13,532)
Net loss								(860,557)	(860,557)
Dividends								(59,986)	(59,986)
Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

	Year ended	Year ended
	December 31, 2020	December 31, 2019
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$ (860,557)	$ (2,027,604)
Adjustments for non-cash items:
Loss on impairment of mineral rights	487,000	1,700,120
Stock based compensation	200,000	192,450
Issuance of Common shares for services (Note 8)	51,684	-
Adjustments for changes in working capital:
Accounts receivable and other assets	8,654	(2,061)
Accounts payable and accrued liabilities	(281)	(1,298)
Due on mineral rights	1,311	734
NET CASH USED IN OPERATING ACTIVITIES	(112,189)	(137,659)

FINANCING ACTIVITIES
Advances from stockholders (Note 5)	111,535	149,587
Issuance of Preferred shares (Note 8)	3,691	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	115,226	149,587

INVESTING ACTIVITIES
Mineral rights	-	(360)
NET CASH USED IN INVESTING ACTIVITIES	-	(360)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,532)	(7,714)
NET (DECREASE) INCREASE IN CASH	(10,495)	3,855
CASH, BEGINNING OF YEAR	14,211	10,356
CASH, END OF YEAR	$ 3,716	$ 14,211

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Stock issuances to acquire mineral properties	$ 487,000	$ 1,699,760

See accompanying notes to the financial statements.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Presented in US Dollars

Notes to Financial Statements

For the Year ended December 31, 2020

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, “JSHG”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada.

The Company operates as a mineral exploration business headquartered at 20 - 1033 Pattullo Avenue Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company has the rights to twelve mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

During the year, there was a global outbreak of COVID-19 (coronavirus), which has had a significant impact on businesses through the restrictions put in place by the Canadian, provincial and municipal governments regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown the extent of the impact the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place by Canada and other countries to fight the virus.

2.

Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $860,557 for the year ended December 31, 2020 and had a working capital deficit of $1,305,724 as at December 31, 2020. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Foreign Currency Translation

The Company's accounts have been translated into U.S. dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 830 Foreign Currency Matters. Management has determined that the functional currency of the Company is the Canadian dollar ("CAD"). Certain assets and liabilities of the Company are denominated in U.S. dollars. In accordance with the provisions of ASC No. 830, transaction gains and losses on these assets and liabilities are included in the determination of income or loss  for the relevant years. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income or loss  for the relevant years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to going concern and the fair value of stock-based compensation and other equity instruments.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comprehensive Loss

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss is presented in the statements of stockholders' deficit and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

There were no dilutive financial instruments for the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2019, the FASB issued ASU 2019-12, “Income taxes – simplifying the accounting for income taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. ASU 2019-12 did not have a material effect on its financial statements.

The Company continues to evaluate the impact of these ASU’s on its financial statements. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

4.

Mineral Property Interests

Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property	10,000
C1 Mortimer Property (c)	941,460
Impairment charge (c)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge (c) (d) (e)	(1,700,120)
Balance at December 31, 2019	$ 1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge (f)(g)(h)(i)(j)	(487,000)
Balance at December 31, 2020	$ 1

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

b)

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

d) Chewitt Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewitt Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock and cash of $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 on the carrying value of the Chewitt Property based on the substantial doubt of the Company’s ability to raise adequate financing

e) King Solomon Mines Property

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

f)  Borden Lake North Property

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

In 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

In 2020, the Company recognized an impairment charge of $145,000 on the carrying value of the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property based on the substantial doubt of the Company’s ability to raise adequate financing.

h)

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at December 31, 2020, the shares are reflected in Shares to be issued.

In 2020, the Company recognized an impairment charge of $138,000 on the carrying value of the Haycock Gold Property, Godfrey and Roma Lake Property based on the substantial doubt of the Company’s ability to raise adequate financing.

i)

Hiltz Property

On November 19, 2020, the Company purchased a 100% interest in eight claims, known as the Hiltz in the Asquith Township in Northern Ontario.  The Company paid three hundred thousand JSHG common shares at $0.07 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million five hundred thousand Canadian dollars ($1,500,000) at any time. As at December 31, 2020, the shares are reflected in Shares to be issued.

In 2020, the Company recognized an impairment charge of $21,000 on the carrying value of the Hiltz Property based on the substantial doubt of the Company’s ability to raise adequate financing.

j)

Jo-Anne Property

On November 13, 2020, the Company purchased a 100% interest in two claims, known as the Jo-Anne Property, in Benoit Township in Northern Ontario.  The Company paid two million four hundred thousand JSHG common shares at $0.07 per share for the mineral property and a two per cent (2%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 50% of the NSR for two million Canadian dollars ($2,000,000) at any time.  As at December 31, 2020, the shares are reflected in Shares to be issued.

In 2020, the Company recognized an impairment charge of $168,000 on the carrying value of the Jo-Anne Property based on the substantial doubt of the Company’s ability to raise adequate financing.

1.  Advances From Stockholders

	December 31,	December 31,
	2020	2019

Due to Alan Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Alan Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	99,053	75,825

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with $7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the Mortimer property, which the Company no longer owns, or 150,000 shares of common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$24,704 ($18,670) in 2020 and CDN$18,287 ($13,884) in 2019, which is included in the amount of the loan.

Due to Friggi N. A. Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. The amount of the advances in 2020 totaled $95,898, these amounts are non-interest bearing, unsecured and have no terms of repayment. (see note 12- Subsequent Events)	376,791	280,892
Due to 1873942 Ontario Inc., a company under the control of Dino Micacchi, Secretary-Treasurer and CFO of the Company. These amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Due to Northern Rock Works Inc., a company controlled by Scott Keevil, stockholder and consultant to the Company. This debt was repaid during the year.	-	7,592
Advances from stockholders	$555,555	$444,020

2.

Due On Mineral Rights Acquisitions

	December 31, 2020	December 31, 2019
Due to Andrew Currah re: Kenty Property	$39,270	$37,959

The Andrew Currah Loan is unsecured and has no set terms of repayment.  The change from the prior year is the effect of the change in the exchange rate.

3.  Income Taxes

As at December 31, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.  Reconciliation of the statutory tax rate of 21% (2019 - 21%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statements of operations and comprehensive loss is as follows:

Income tax rate	21.0%	21.0%
	For the Years Ended December 31,
	2020	2019

Loss before income tax	(860,557)	(2,027,604)

Expected income tax recovery	(180,717)	(425,797)
Unrealized foreign exchange	(1,401)	(1,360)
Other permanent difference	3,921	43,330
Stock-based compensation	42,000	-
Change in valuation allowance	136,197	383,827
Income tax expense	-	-

The following table summarizes the significant components of deferred tax:

	For the Years Ended December 31,
	2020	2019
Deferred tax asset:
Net operating loss carry forward	1,271,948	1,246,012
Exploration and development costs	685,774	569,359
Valuation allowance	(1,957,722)	(1,815,371)

The Company has net operating loss carryovers of approximately $6,057,000 for federal and state income tax purposes, which begin to expire in 2030. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2020 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

4.

 Capital Stock

a)

Common Stock

During the year ended December 31, 2020, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

During the year ended December 31, 2020, the Company issued 3,400,000 shares of common stock to third parties for the acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share for a total value of $298,000.

During the year ended December 31, 2019, the Company issued 6,667,149 shares of common stock to companies controlled by officers and directors as compensation for service in prior years. This compensation was recorded in prior years at a transaction price ranging from $0.05 to $0.10 per share. Additionally, 1,000,000 shares of common stock were issued to a company controlled by the CEO amounting to $96,225 at a transaction price of $0.05, and 1,000,000 shares of common stock were issued to a company controlled by the CFO amounting to $50,000, at a transaction price of $0.05.

During the year ended December 31, 2019,  8,300,000 shares of common stock were issued at a transaction price ranging from $0.15 to $0.20  per share in the acquisition of mineral rights for a total of $1,340,000.

During the year ended December 31, 2019, the Company issued 75,590 shares of common stock to third parties under the S-1 registration filed with the SEC. The total value of stock issued was $11,339.

b)

Stock To Be Issued

As of December 31, 2020, the Company has yet to issue 11,409,924 shares of common stock at the transaction prices ranging from $0.05 to $0.15 per share for a total of $2,341,728. Of these, 3,100,000 shares of common stock became to be issued during the year for acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share.  In addition, 1,576,534 shares of common stock are to be issued to directors for services recorded in prior years. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

For the year ended December 31, 2020, 2,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as consulting fees having a total value of $200,000 within shares to be issued.

As  December 31, 2020, the Company had not yet issued 737,347 shares of common stock to third parties for services rendered valued at $51,684. This was recorded as exploration expense in the statement of operations and comprehensive loss and within shares to be issued.

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

During the year ended December 31, 2020, the Company issued 3,690 shares of Class A preferred stock in a private placement for $1.00 per share.

As of December 31, 2020, the Company has dividends payable of $419,848 (2019 - $359,862). As at December 31, 2020 and 2019, the Company was in arrears in the dividends on preferred shares.

Preferred dividends for the years ended December 31, 2020 and 2019 had an effect of $0.00 and $0.00, respectively on loss per share available to common stockholders.

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

For the year ended December 31, 2020, 2,000,000 (2019 - 2,000,000) shares of common stock became issuable related to stock-based compensation in connection with stock-based compensation arrangements with the CEO and CFO of the Company. At the time of grant, the fair value of the related shares ranged from $0.08 - $0.12 per share and resulted in compensation expense and stock to be issued in the amount of $200,000 in the year ended December 31, 2020 and $192,450 in the year ended December 31, 2019. These fees were recorded as a component of consulting fees on the statements of operations and comprehensive loss.

9.    Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Notes 8(b) and 8(d) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Receivable from Related Parties:

	December 31, 2020	December 31, 2019
Receivable from Benedetto Fuschino (i)(ii)	$ -	$ 10,698
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the spouse of Scott Keevil a stockholder and consultant to the Company.(i)	19,000	19,000
Receivable from related parties	$ 19,000	$ 29,698

(i)

These amounts were non-interest bearing, unsecured and had no terms of repayment.

(ii)

The balance was applied against advances from stockholder.

10.  Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders and amounts due on mineral rights. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2020 and 2019.

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

12.  Subsequent events

Subsequent to the year end the Company President and CEO, Benedetto Fuschino, advanced the Company $30,000 at 0% interest secured by a promissory note with no set terms of repayment.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records, which in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2020.  Material weaknesses in the Company’s internal control over financial reporting that were discovered in our financial reporting as of December 31, 2020, included (i) the limited number of staff at the

Company; and (ii) the inability of the Company to achieve proper segregation of duties among its staff for effective internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Benedetto Fuschino	60	President, Chief Executive Officer and Director
Dino Micacchi	66	Secretary-Treasurer, Chief Financial Officer and Director

Benedetto Fuschino

Mr. Fuschino, age 60, currently serves as a member of the board of directors and as President and Chief Operating Officer of the Company, since October 14, 2014. Mr. Fuschino is the President of Friggi N.A. Inc. a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.   Mr. Fuschino studied business at the University of Western Ontario, and is currently studying contractual law there.  He has also studied marketing and communications at the University of Windsor, Odette School of Business.

Dino Micacchi

Mr. Micacchi, age 66, currently serves as a member of our board of directors and as Secretary-Treasurer and Chief Financial Officer. Mr. Micacchi has over thirty years of experience within the corporate accounting sector and private practice.  From September 2011 to November 2020, Mr. Micacchi served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From April 1989 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants and its predecessor Public Accounting firms. Mr. Micacchi serves as Director and officer on the board of Oxford Technology Group Inc., MW&Co Wealth Management Inc., and MW&CO Realty II Inc.  From September 2017 to July 2020, Mr. Micacchi served as Director for the Independent Accountants Investment Group, a wealth management corporation based in Ontario, Canada. Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K of the SEC, none of our directors and executive officers or owners of more than 10 percent of our common stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act during the 2020 calendar year.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company undertakes to provide to any person without charge, upon request, a copy of our Code of Ethics.  Stockholders may request such copies from:

Joshua Gold Resources Inc., Attn:  CFO, 20- 1033 Pattullo Ave., Woodstock, Ontario, Canada N4V 1C8.

Nominees to the Board of Directors

During the Company’s 2020 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

						Non-Equity	Non-Qualified
						Incentive Plan	Deferred
Name and				Stock	Option	Compensation	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Benedetto Fuschino,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1)	2018	-	-	50,000	-	-	-	-	50,000
	2019	-	-	96,225	-	-	-	-	96,225
	2020	-	-	100,000	-	-	-	-	100,000

Dino Micacchi,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1) (2)	2018	-	50,000	50,000	-	-	-	-	100,000
	2019	-	-	96,225	-	-	-	-	96,225
	2020	-	-	100,000	-	-	-	-	100,000

Note (1) The number of common shares issued or to be issued were 1,000,000 at $0.05 per common share per year, as at year ended December 31, 2020 the share price ranged from $0.05 – $0.1649.

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

The options will expire 2 years from the date of eligibility (for clarity the 2017 options will expire in 2020, the 2018 options will expire in 2020).

As of December 31, 2020, no options have been exercised and the options for the 2017 and 2018 have expired.

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

Both agreements are reviewable on the anniversary date and in January 2019, both agreements were amended to continue the grant of 1,000,000 shares of common stock for 2020 and 2019 for their services. In 2019, Mr. Micacchi was granted a bonus of 1,000,000 common shares to be issued.  All share grants were valued at $0.05 during the period of the agreement. As at December 31, 2020, no agreements have been settled for 2020.

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

The percentages below are calculated based on 145,451,342 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock other than described under the caption “Employment Agreements.”

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
The following information is provided as of December 31, 2020:
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as indicated below, since the beginning of the Company’s last fiscal year, there have been no transactions, and there are no currently proposed transactions, in which the Company is to be a participant, in which the amount involved exceeds $435 (i.e., an amount equal to one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years), and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2020, Friggi N.A. Inc, a corporation owned and controlled by Benedetto Fuschino, the President and a director of the Company, advanced $95,898 to the company secured by promissory note. The note has no set terms of repayment and is payable on demand and bears interest at 0%. As at December 31, 2020, no interest has been paid and the outstanding principal balance was $376,790.  (December 31, 2019 - $280,892)

As at December 31, 2020, 1873942 Ontario Inc., a corporation owned and controlled by Dino Micacchi, the Chief Financial Officer and a director of the Company, the Company owed the outstanding principal balance of $4,850. (December 31, 2019 - $4,850). No interest has been paid.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Joshua Gold by its principal auditor during the calendar years ended December 31, 2020 and 2019:

Fee category	2020	2019
Audit Fees (1)	$32,636	$32,636
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,636	$32,636

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

Balance Sheets of Joshua Gold Resources Inc.. as of December 31, 2020 and 2019

Statements of Stockholders' Deficit of Joshua Gold Resources Inc. for the year ended December 31, 2020 and 2019

Statements of Operations and Comprehensive Loss of Joshua Gold Resources Inc. for the years ended December 31, 2020 and 2019

Statements of Cash Flows of Joshua Gold Resources Inc. for the years ended December 31, 2020 and 2019

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

JOSHUA GOLD RESOURCES INC.

Date:	April 8, 2021	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 8, 2021	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	April 8, 2021	/s/ Dino Micacchi
Dino Micacchi
Secretary/Treasurer, Chief Financial Officer(Principal Financial Officer) and Director