Form 10-Q
period 2021-03-31
JOSHUA GOLD RESOURCES INC
filed 2021-05-14
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1033 Pattullo Avenue, Unit 20, Woodstock, Ontario, Canada N4V1C8

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

As of May 14, 2021, there were 148,856,362 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at March 31, 2021 and December 31, 2020

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2021 and March 31, 2020
Unaudited Condensed Interim Statements of Stockholders’ Deficit for the three month periods ended March 31, 2021 and year ended December 31, 2020
Unaudited Condensed Interim Statements of Cash Flows for the three month periods ended March 31, 2021 and March 31, 2020
Notes to Unaudited Condensed Interim Financial Statements for the three month periods ended March 31, 2021 and March 31, 2020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	March 31, 2021	December 31, 2020
Current Assets
Cash	$15,158	$3,716
Accounts receivable and other assets	11,664	11,237
Prepaid expenses (Note 6)	519,165	-
Notes receivable (Note 7)	19,000	19,000
Total Current Assets	564,987	33,953
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$564,988	$33,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$297,467	$297,594
Accrued liabilities	22,752	27,410
Advances from stockholders (Note 4)	592,745	555,555
Dividends Payable (Note 6)	436,344	419,848
Due on mineral rights (Note 5)	39,760	39,270
Total Liabilities	1,389,068	1,339,677

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	25	25
shares authorized; 243,690 shares issued and
outstanding (December 31, 2020 – 243,690 (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 148,856,362 shares issued and
outstanding (December 31, 2020 –141,484,681) (Note 6)	14,876	14,139
Additional Paid In Capital (Note 6)	11,989,483	11,179,536
Shares to be Issued (Note 6)	2,156,044	2,341,728
Accumulated other comprehensive income	44,217	46,998
Accumulated Deficit	(15,028,725)	(14,888,149)
Total Stockholders' Deficit	(824,080)	(1,305,723)
Total Liabilities and Stockholders' Deficit	$564,988	$33,954

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

Three months ended		Three months ended
March 31, 2021		March 31, 2020
OPERATING EXPENSES
Consulting fees (Note 6)	$55,000	$60,000
Professional fees	9,713	46,900
General and administrative	53,653	959
Exploration	-	1,255
Interest	5,618	4,340
Foreign exchange (gain) loss	97	(1,554)
Loss on impairment of properties (Note 3)	-	15,000
TOTAL OPERATING EXPENSES	124,081	126,900

NET LOSS	(124,081)	(126,900)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(2,781)	17,901
NET LOSS AND COMPREHENSIVE LOSS	$(126,862)	$(108,999)

NET LOSS	$(124,081)	$(126,900)
Dividends on Preferred Stock	(16,495)	(14,997)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(140,576)	$(141,897)

LOSS PER SHARE - BASIC AND DILUTED	$0.0009	$0.0010

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	145,073,979	138,084,681

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the three month period ended March 31, 2021 and year ended December 31, 2020

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value

Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation (Note 6)						200,000			200,000
Stock issued from private placement (Note 6)	3,690	1			3,689				3,690
Stock issued for mineral rights (Note 6)			3,400,000	340	297,660				298,000
Stock issued for services (Note 6)						51,685			51,685
Stock to be issued for mineral rights (Note 6)			-	-	-	189,000			189,000
Foreign currency translation							(13,532)	-	(13,532)
Net loss								(860,557)	(860,557)
Dividends								(59,986)	(59,986)
Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)
Stock to be issued for compensation (Note 6)						55,000			55,000
Stock issued for debt settlement (Note 6)	-	-	738,347	74	51,611	(51,685)			-
Stock issued for mineral rights (Note 6)			2,700,000	270	188,730	(189,000)			-
Stock issued for services (Note 6)			3,533,334	353	529,647				530,000
Stock issued for services (Note 6)			400,000	40	39,960				40,000
Foreign currency translation							(2,781)	-	(2,781)
Net loss								(124,081)	(124,081)
Dividends								(16,495)	(16,495)
Balance – March 31, 2021	243,690	25	148,856,362	14,876	11,989,483	2,156,044	44,217	(15,028,725)	(824,080)

                               See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Cash Flows

Presented in US Dollars

	Three Months	Three Months
	March 31, 2021	March 31, 2020
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(124,081)	$(126,900)
Adjustments for non-cash items:
Loss on impairment of mineral rights	-	15,000
Interest on shareholder loans	5,618	4,340
Stock based compensation	55,000	60,000
Issuance of Common shares for services (Note 6)	570,000	-
Adjustments for non-cash items:
Accounts receivable and other assets	(427)	2,202
Prepaid expenses	(519,165)	-
Accounts payable and accrued liabilities	(4,784)	(2,537)
Due on mineral rights	490	(2,154)
NET CASH USED IN OPERATING ACTIVITIES	(17,349)	(50,049)

FINANCING ACTIVITIES
Advances from stockholders (note 4)	30,000	41,883
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	41,883

CASH, BEGINNING OF PERIOD	3,716	14,211
NET INCREASE (DECREASE) IN CASH	12,651	(8,166)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,209)	10,636
CASH, END OF PERIOD	$15,158	$16,681

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$189,000	$-

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

1.

Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada, USA.

The Company operates as a mineral exploration business headquartered at 1022 Pattullo Avenue. Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

Going Concern

The unaudited condensed interim financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operations.

The Company has incurred a net loss of $124,081 for the three month period ended March 31, 2021, and a working capital deficit of $824,081. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 8, 2021. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

2.

Significant Accounting Policies - continued

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

There were no dilutive financial instruments for the three month periods ended March 31, 2021 and 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

2.

Significant Accounting Policies - continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

3.

Mineral Property Interests

Balance at January 1, 2016	$ 1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$ 1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property	10,000
C1 Mortimer Property (c)	941,460
Impairment charge (c)	(992,460)
Balance at December 31, 2017 and 2018	$ 1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge (c) (d) (e)	(1,700,120)
Balance at December 31, 2019	$ 1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge (f)(g)(h)(i)(j)	(487,000)
Balance at March 31, 2021 and December 31, 2020	$ 1

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

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

For the three month periods ended March 31, 2021 and 2020

b)

Kenty Gold Property - continued

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

For the three month periods ended March 31, 2021 and 2020

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

For the three month periods ended March 31, 2021 and 2020

c)

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

For the three month periods ended March 31, 2021 and 2020

c)

C1 Mortimer Property - continued

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

For the three month periods ended March 31, 2021 and 2020

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

h)

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at March 31, 2021, the shares are reflected in Shares to be issued.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	March 31, 2021	December 31, 2020

Due to Ben Ward – former CEO	$ 74,861	$ 74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	105,908	99,053

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$7,065 ($5,618) in 2021 and CDN$5,681 ($4,340) in 2020, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	407,126	376,791

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$ 592,745	$ 555,555

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

5.

Amounts Due On Mineral Rights Acquisitions

	March 31, 2021	December 31, 2020

Due to Andrew Currah re: Kenty Property	$39,760	$39,270

The Andrew Currah Loan is unsecured and has no set terms of repayment.  The change from the prior year is the effect of the change in the exchange rate.

6.

 Capital Stock

a)

Common Stock

During the three months ended March 31, 2021, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

For the three month period ended March 31, 2021, the Company issued 2,700,000 shares of common stock for the acquisition of mineral rights at a transaction price of $0.07 per share for a total of $189,000, 3,533,334 shares of common stock for services at a transaction price  of $0.15 per share, 400,000 shares of common stock for services at a transaction price of $0.10 per share  and 738,347 shares of common stock for debt settlement at a transaction price of $0.07 per share for a total of $51,685.

Stock To Be Issued

For the three months ended March 31, 2021, 500,000 (2020 - 500,000) shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a fair value of $55,000 within shares to be issued (2020 - $60,000).

As of March 31, 2021, the Company has yet to issue 8,471,577 shares of common stock. Of these, 2,400,000 shares of common stock became issuable during the year ended December 31, 2020 for acquisition of mineral rights at an issue price ranging from $0.15 to $0.17 per share.  In addition, 4,076,534 shares of common stock are issuable to directors for services. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

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

c)

Dividends

As at March 31, 2021, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $436,344 (December 31, 2020 - $419,848) includes dividends of $260,400 (December 31, 2020 - $254,400) and accrued interest of $175,944, (December 31, 2020 - $165,448), accrued at 10.0% interest compounded annually.

Preferred dividends for the three month periods ended March 31, 2021 and 2020 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

6.

 Capital Stock – continued

d)

Warrants

The Company has no warrants outstanding as of March 31, 2021 and December 31, 2020.

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

For the three month period ended March 31, 2021, the Company’s 500,000 shares (March 31, 2020 - 500,000) became issuable in connection with stock-based compensation arrangements. As at March 31, 2021 the shares remain to be issued.

These shares were valued at $0.11 per share and resulted in compensation expense of $55,000. These fees were recorded as a component of consulting fees in the amount of $55,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties

	March 31, 2021	December 31, 2020
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company	$ 19,000	$ 19,000

This amount is non-interest bearing, unsecured and had no terms of repayment.

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the three month periods ended March 31, 2021 and 2020.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2021 and 2020

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

9.

Subsequent Events

Subsequent to the period end the Company President and CEO, Benedetto Fuschino, advanced the Company $15,000 at 0% interest secured by a promissory note with no set terms of repayment.

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

Upon termination of the aforementioned License and Consulting Agreements, the Company abandoned the carbon measuring business and became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below.  The Company’s principal business activity now is the exploration of mineral property interests.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests.  There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In the fourth quarter of 2020, the Company moved its head office to 1033 Pattullo Avenue, Unit 20, Woodstock, Ontario, Canada N4V 1C8.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of March 31, 2021, we had cash of $15,158 and current liabilities of $1,389,068.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three month period ended March 31, 2021, net cash used in operating activities was $17,349 compared with $50,049 for the three month period ended March 31, 2020.  The cash flow used in operating activities in the three month period ended March 31, 2021 and 2020 was primarily the result of professional fees.

Net cash used in investing activities.  During the three month period ended March 31, 2021, net cash used in investing activities was $Nil and was $Nil for the three month period ended March 31, 2020.

Net cash provided by financing activities.  During the three month period ended March 31, 2021, net cash provided by financing activities was $30,000 compared with $41,883 provided by financing activities for the three month ended period March 31, 2020. The cash flow provided by financing activities in the three month period ended March 31, 2021 and 2020 was primarily the result of advances from shareholders.

Results of Operations

Comparison of three month period ended March 31, 2021, to three month period ended March 31, 2020

We did not earn any revenues during the three month periods ended March 31, 2021, and March 31, 2020.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the three month period ended March 31, 2021 decreased to $55,000 from $60,000 for the three month period ended March 31, 2020.  The consulting fees are attributable to the services payable in common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer as fair value is determined by its recent trading price.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three month period ended March 31, 2021 from $1,255 for the three month period ended March 31, 2020.  The decrease in exploration expenses was primarily due to lack of activity.

General and Administrative Expenses.  General and administrative expenses increased to $53,653 for the three month period ended March 31, 2021 from $959 for the three month period ended March 31, 2020.  The increase in general and administrative expenses was primarily related to marketing contracts starting in the quarter.

Professional Fees.  Professional fees decreased to $9,713 for the three month period ended March 31, 2021 from $46,900 for the three month period ended March 31, 2020.  The prior year professional fees was primarily due to costs associated with filing the annual 10-K with the Securities and Exchange Commission and settlement of legal costs associated with ongoing litigation.

Net loss.  For the three month ended period March 31, 2021, we incurred a net loss of $124,081 as compared to a net loss of $126,900 for the three month period ended March 31, 2020.  The increase in net loss was primarily a result of costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended March 31, 2021, the Company issued shares of the Company’s common stock for debt settlement, acquisition of mineral rights, and for services.

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

Joshua Gold Resources Inc.

Dated: May 14, 2021	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 14, 2021	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director