Form 10-Q
period 2021-06-30
JOSHUA GOLD RESOURCES INC
filed 2021-08-16
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-53809

JOSHUA GOLD RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0531073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1033 Pattullo Avenue, Unit 20, Woodstock, Ontario, Canada N4VC8
(Address of principal executive offices)

(226) 888-5610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 150,856,362 shares of common stock, par value $0.0001, issued and outstanding.

JOSHUA GOLD RESOURCES INC.

FORM 10-Q

INDEX

Page
PART I – FINANCIAL INFORMATION
Item 1 Unaudited Condensed Interim Financial Statements	3

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at June 30, 2021 and December 31, 2020
Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2021 and June 30, 2020
Unaudited Condensed Interim Statements of Stockholders’ Deficit for the six month periods ended June 30, 2021 and year ended December 31, 2020
Unaudited Condensed Interim Statements of Cash Flows for the six month periods ended June 30, 2021 and June 30, 2020
Notes to Unaudited Condensed Interim Financial Statements for the three and six month periods ended June 30, 2021 and June 30, 2020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	June 30, 2021	December 31, 2020
Cash	$11,721	$3,716
Accounts receivable	13,289	11,237
Prepaid expenses (Note 6)	366,662	-
Notes receivable (Note 7)	19,000	19,000
Total Current Assets	410,672	33,953
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$410,673	$33,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$303,417	$297,594
Accrued liabilities	13,635	27,410
Advances from stockholders (Note 4)	625,706	555,555
Dividends Payable (Note 6)	452,840	419,848
Due on mineral rights (Note 5)	40,340	39,270
Total Liabilities	1,435,938	1,339,677

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000 shares authorized; 243,690 shares issued and outstanding (December 31, 2020 – 243,690) (Note 6)	25	25
Common Stock, $0.0001 par value; 400,000,000 shares authorized; 150,856,362 shares issued and outstanding (December 31, 2020 –141,484,681) (Note 6)	15,076	14,139
Additional Paid In Capital (Note 6)	12,109,283	11,179,536
Shares to be Issued (Note 6)	2,196,044	2,341,728
Accumulated other comprehensive income	39,716	46,998
Accumulated Deficit	(15,385,409)	(14,888,149)
Total Stockholders' Deficit	(1,025,265)	(1,305,723)
Total Liabilities and Stockholders' Deficit	$410,673	$33,954

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
REVENUE
Sale of mineral property leases	$-	$-	$-	$-
OPERATING EXPENSES
Consulting fees (Note 8 and Note 9)	30,000	60,000	85,000	120,000
Professional fees	21,020	20,372	30,733	67,272
General and administrative	163,764	312	217,418	1,271
Exploration	731	3,985	732	5,240
Interest	7,460	4,279	13,078	8,620
Foreign exchange (gain) loss	(2,789)	(1,090)	(2,692)	(2,644)
Loss on impairment of properties (Note 4)	120,000	145,000	120,000	160,000
TOTAL OPERATING EXPENSES	340,186	232,858	464,269	359,759

NET LOSS	(340,186)	(232,858)	(464,269)	(359,759)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss)	(4,501)	(9,792)	(7,282)	8,110
NET LOSS AND COMPREHENSIVE LOSS	$(344,688)	$(242,650)	$(471,551)	$(351,649)

NET LOSS	$(340,186)	$(232,858)	$(464,269)	$(359,759)
Dividends on Preferred Stock	(16,496)	(14,997)	(32,991)	(29,993)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(356,682)	$(247,855)	$(497,260)	$(389,752)

LOSS PER SHARE - BASIC AND DILUTED	$0.0023	$0.0018	$0.0032	$0.0030

WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,647,570	139,169,296	147,373,409	139,126,989

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the six month period ended June 30, 2021 and year ended December 31, 2020

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation						200,000			200,000
Stock issued from private placement	3,690	1			3,689				3,690
Stock issued for mineral rights			3,400,000	340	297,660				298,000

Stock issued for services						51,685			51,685
Stock to be issued for mineral rights						189,000			189,000

Foreign currency translation							(13,532)		(13,532)

Net loss								(860,557)	(860,557)
Dividends								(59,986)	(59,986)
Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)
Stock to be issued for compensation (Note 6)						85,000			85,000
Stock to be issued from private placement (Note 6)					-	10,000			10,000
Stock issued for debt settlement (Note 6)			738,347	74	51,611	(51,685)			-
Stock issued for mineral rights (Note 6)			4,700,000	470	308,530	(189,000)			120,000

Stock issued for services (Note 6)			3,533,334	353	529,647				530,000

Stock issued for services (Note 6)			400,000	40	39,960				40,000

Foreign currency translation							(7,282)		(7,282)

Net loss								(464,269)	(464,269)
Dividends								(32,991)	(32,991)
Balance – June 30, 2021	243,690	25	150,856,362	15,076	12,109,283	2,196,044	39,716	(15,385,409)	(1,025,265)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Cash Flows

Presented in US Dollars

	Six months ended June 30, 2021	Six months ended June 30, 2020
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(464,269)	$(359,759)
Adjustments for non-cash items:
Loss on impairment of mineral rights	120,000	160,000
Interest on shareholder loans	13,078	8,620
Stock based compensation	85,000	120,000
Issuance of Common shares for services (Note 6)	570,000	-
Adjustments for changes in working capital:
Accounts receivable and other assets	(2,052)	(3,628)
Prepaid expenses	(366,662)	-
Accounts payable and accrued liabilities	(22,952)	(770)
Due on mineral rights	1,070	(1,059)
NET CASH USED IN OPERATING ACTIVITIES	(66,787)	(76,596)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	55,000	55,000
Advances from Private placement (Note 6)	10,000	-
Issuance of Preferred shares (Note 6)	-	3,691
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,000	58,691

INVESTING ACTIVITIES
Mineral rights	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,792	6,191
NET (DECREASE) INCREASE IN CASH	8,005	(11,714)
CASH, BEGINNING OF YEAR	3,716	14,211
CASH, END OF YEAR	$11,721	$2,497

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$120,000	$160,000

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

1.Nature of Operations

Joshua Gold Resources Inc. (referred to herein as “Joshua”, or the “Company”) was incorporated on July 10, 2009 in the State of Nevada, USA.

The Company operates as a mineral exploration business headquartered at 1033 Pattullo Avenue, Unit 20 in Woodstock, Ontario, Canada. Its principal business activity is the acquisition, exploration and development of mineral property interests in Canada. The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

The Company has incurred a net loss of $464,269 for the six month period ended June 30, 2021, and a working capital deficit of $1,025,266. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 8, 2021. Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

2.Significant Accounting Policies - continued

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

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

2.Significant Accounting Policies - continued

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

There were no dilutive financial instruments for the six month periods ended June 30, 2021 and 2020.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying unaudited condensed interim financial statements.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

3.Mineral Property Interests

Mineral Properties
Balance at January 1, 2016	$1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property	10,000
C1 Mortimer Property (c)	941,460
Impairment charge (c)	(992,460)
Balance at December 31, 2017 and 2018	$1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge (c) (d) (e)	(1,700,120)
Balance at December 31, 2019	$1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge (f)(g)(h)(i)(j)	(487,000)
Balance at December 31, 2020	$1
Niobe Property (k)	120,000
Impairment charge (k)	(120,000)
Balance at June 30, 2021	$1

a)Carson Property

On December 23, 2010, the Company entered into a mineral property acquisition agreement with 2214098 Ontario Ltd. pursuant to which the Company acquired the mining lease to the Carson Property. Under the acquisition agreement, the Company was required to pay:

1.Cash consideration of $99,060 (CDN$100,000) to be paid according to an installment schedule between April 30, 2011 and December 31, 2015;

2.Equity consideration of 1,000,000 shares of common stock to be issued on or before March 30, 2011; and

3.Royalty of 3% of all net smelter returns upon commencement of commercial production of the property.

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
For the six month periods ended June 30, 2021 and 2020

During 2016, the Company reacquired the Carson Property in exchange for 300,000 shares of common stock to be issued valued at $15,000.

In 2016, the Company recognized an impairment charge of $15,000 on the carrying value of the Carson Property based on the substantial doubt of the Company’s ability to raise adequate financing.

b)Kenty Gold Property

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

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

(a)Closing Date. CDN$50,000 within six (3) business days following the closing date.

(b)February 4, 2013.

(i)CDN$100,000 on or before February 4, 2013; and

(ii)200,000 common shares of Company on or before February 4, 2013.

(c)April 4, 2013.

(i)CDN$150,000 on or before April 4, 2013; and

(ii)200,000 common shares of Company on or before April 4, 2013.

(d)October 4, 2013.

(i)CDN$300,000 on or before October 4, 2013; and

(ii)250,000 common shares of Company on or before October 4, 2013.

(e)April 4, 2014.

(i)CDN$300,000 on or before April 4, 2014; and

(ii)250,000 common shares of Company on or before April 4, 2014.

(f)October 4, 2014.

(i)CDN$300,000 on or before October 4, 2014; and

(ii)250,000 common shares of Company on or before October 4, 2014.

(g)April 4, 2015.

(i)CDN$300,000 on or before April 4, 2015; and

(ii)550,000 common shares of Company on or before April 4, 2015.

(h)Reserve. Upon completion of a NI 43-101 compliant mineral resource estimate and pre-feasibility study, with an indicated reserve (by which the parties meant “indicated mineral resource”) of 1,000,000 Troy Ounces of Gold (Aurum Metal) on the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

b)Kenty Gold Property - continued

(i)Production.

(i)Upon production of 1,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$1,000,000 to McClay.

(ii)Upon production of 3,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(iii)Upon production of 5,000,000 Troy Ounces of Gold (Aurum Metal) from the McClay Conveyed Property, Company shall pay CDN$2,000,000 to McClay.

(j)Early Buyout Option. Company shall have the option of early buyout within one year of execution for a cash payment of CDN$750,000 and 750,000 common shares of Company.

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
For the six month periods ended June 30, 2021 and 2020

c)C1 Mortimer Property

In January 2017, the Company entered into a Joint Venture Agreement whereby it has an Option to acquire a fifty per cent (50%) interest in a claim known as the C1- Mortimer property. In order to earn the fifty per cent interest the Company must:

1.Pay $10,000 CDN upon signing;

2.Pay 10 million shares of common stock of the Company to the prospectors pro rata upon signing, which was reduced to 9,850,000 shares of common stock, of which 8,840,000 were issued and the remaining are included in stock to be issued.

3.Spend five hundred thousand ($500,000) on mineral exploration on the property within 30 months of the signing anniversary.

4.Grant Larry Salo first right of refusal on all exploration work.

5.Pay the prospector owners, pro rata, CDN$750,000, within 30 months of the signing anniversary.

The current owner prospectors will retain a six per cent (3%) Net Smelter Royalty on the property.

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

On October 8, 2019 the Joint Venture agreement expired and was replaced with a new Joint Venture Option Agreement signed November 19, 2019 with the following terms:

1.Pay the prospector owners $75,000 CDN annually for 10 years beginning January 1, 2021 and ending January 1, 2030.

2.The Company must spend six hundred thousand dollars ($300,000.00) CDN in mineral exploration on the property by January 1, 2025.

3.Upon signing, the Company will issue two million, four hundred thousand (2,400,000) JSHG common shares to the prospector owners as compensation for the changes to the original Joint Venture Option agreement.

4.The Company must keep each and all claims within the group that comprises the Property in good standing. If the Company forfeits one, any or all of the claims that comprise the Property, then the Company is obligated to inform the prospector owners of its impending forfeiture of any or all claims at least four months previous to the leased claims coming open for staking,

5.Prospector and driller Larry Salo will be granted first right of refusal on all exploration work,

6.The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

As at December 31, 2020 and June 30, 2021, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners. In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing.

d)Chewitt Property

During the year ended December 31, 2019, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewitt Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock and cash of $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 on the carrying value of the Chewitt Property based on the substantial doubt of the Company’s ability to raise adequate financing

e)King Solomon Mines Property

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

f)Borden Lake North Property

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

In the six month period ended June 30, 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

g)Halcrow Gold, McCool, Seymour Lake Property

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
For the six month periods ended June 30, 2021 and 2020

h)Haycock, Godfrey, Roma Lake Property

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

i)Hiltz Property

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

j)Jo-Anne Property

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

k)Niobe Property

On May 15, 2021, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in fifteen claims, known as the Borden North Property in Collins\Chewett Townships located in Northern Ontario. Under the acquisition agreement, the Company issued equity consideration of 2,000,000 shares of common stock, valued at US$0.06 per share recorded in shares to be issued and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1.0%NSR) for $2 Million Canadian dollars ($2,000,000).

In the six month period ended June 30, 2021, the Company recognized an impairment charge of $120,000 on the carrying value of the Niobe Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

4.Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	June 30, 2021	December 31, 2020

Due to Ben Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	113,471	99,053

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 shares of common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$14,524 ($13,078) in 2021 and CDN$11,680 ($8,620) in 2020, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	432,524	376,791

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$625,706	$555,555

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

5.Amounts Due On Mineral Rights Acquisitions

	June 30, 2021	December 31, 2020

Due to Andrew Currah re: Kenty Property	$40,340	$39,270

The Andrew Currah Loan is unsecured and has no set terms of repayment. The change from the prior period year is the effect of the change in the exchange rate.

6.Capital Stock

a)Common Stock

For the six month period ended June 30, 2021, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

For the six month period ended June 30, 2021, the Company issued 4,700,000 shares of common stock for the acquisition of mineral rights at a transaction price ranging from $0.06 and $0.07 per share for a total of $309,000, 3,533,334 shares of common stock for services at a transaction price of $0.15 per share, 400,000 shares of common stock for services at a transaction price of $0.10 per share and 738,347 shares of common stock for debt settlement at a transaction price of $0.07 per share for a total of $51,685.

Stock To Be Issued

For the six months ended June 30, 2021, 1,000,000 shares (June 30, 2020, 1,000,000) became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a fair value of $85,000 (June 30, 2020 - $120,000) within shares to be issued.

As of June 30, 2021, the Company has yet to issue 5,771,577 shares of common stock. Of these, 2,576,534 shares of common stock are issuable to directors for services. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years and 200,000 shares of common stock are yet to be issued for a private placement.

b)Preferred Stock

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

c) Dividends

As at June 30, 2021, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $452,840 (December 31, 2020 - $419,848) includes dividends of $266,400 (December 31, 2020 - $254,400) and accrued interest of $186,440, (December 31, 2020 - $165,448), accrued at 10.0% interest compounded annually.

Preferred dividends for the six month periods ended June 30, 2021 and 2020 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

6.Capital Stock – continued

d) Warrants

The Company has no warrants outstanding as of June 30, 2021 and December 31, 2020.

e)Stock-Based Compensation

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

For the six month period ended June 30, 2021, the Company’s 1,000,000 shares (June 30, 2020 - 1,000,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued ranging from $0.06 to $0.11 per share and resulted in compensation expense of $85,000. These fees were recorded as a component of consulting fees in the amount of $85,000 on the unaudited condensed interim statements of operations and comprehensive loss.

7.Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties

	June 30, 2021	December 31, 2020
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company	$19,000	$19,000

This amount is non-interest bearing, unsecured and had no terms of repayment.

8.Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the six month periods ended June 30, 2021 and 2020.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the six month periods ended June 30, 2021 and 2020

8.Financial Instruments - continued

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

9.Subsequent Events

There were no events subsequent to the period ended June 30, 2021 that require disclosure.

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

The Company is a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below. The Company’s principal business activity now is the exploration of mineral property interests. The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In the first quarter of 2020, the Company moved its head office to 1321 Dundas Street, Woodstock, Ontario, Canada N4S 7V9.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of June 30, 2021, we had cash of $11,721 and current liabilities of $1,435,938. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going-concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. We are actively targeting sources of additional financing to provide continuation of our operations . In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Net cash used in operating activities. During the six month period ended June 30, 2021, net cash used in operating activities was $66,787 compared with $76,596 for the six month period ended June 30, 2020. The cash flow used in operating activities in the six month period ended June 30, 2021 was primarily the result of professional fees. The cash flow used in operating activities in the six month period ended June 30, 2020 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities. During the six month period ended June 30, 2021, net cash used in investing activities was $Nil and was $Nil for the six month period ended June 30, 2020.

Net cash provided by financing activities. During the six month period ended June 30, 2021, net cash provided by financing activities was $65,000 compared with $58,691 provided by financing activities for the six month ended period June 30, 2020. The cash flow provided by financing activities in the six month period ended June 30, 2021 and 2020 was primarily the result of advances from shareholders.

Results of Operations

Comparison of three months ended June 30, 2021, to three months ended June 30, 2020

We did not earn any revenues during the three months ended June 30, 2021, and June 30, 2020.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees decreased to $30,000 for the three months ended June 30, 2021 from $60,000 for the three months ended June 30, 2020.

Exploration Expenses.  Exploration expenses decreased to $731 for the three months ended June 30, 2021 from $3,985 for the three months ended June 30, 2020.  The decrease in exploration expenses was primarily due to lack of activity.

Interest Expense.  Interest expense increased to $7,460 for the three months ended June 30, 2020 from $4,279 for the three months ended June 30, 2020.  The change is due to the interest on advances from shareholders.

General and Administrative Expenses.   General and administrative expenses increased to $163,764 for the three months ended June 30, 2021 from $312 for the three months ended June 30, 2020.  The increase in general and administrative expenses was primarily related to marketing contracts starting in the first quarter.

Professional Fees.  Professional fees increased to $21,020 for the three months ended June 30, 2021 from $20,372 for the three months ended June 30, 2020.

Net loss.  For the three months ended June 30, 2021, we incurred a net loss of $340,186 as compared to a net loss of $232,858 for the three months ended June 30, 2020.  The increase in net loss was primarily a result of an impairment of property rights, and general and administrative expenses.

Comparison of six month period ended June 30, 2021, to six month period ended June 30, 2020

We did not earn any revenues during the six month periods ended June 30, 2021, and June 30, 2020. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees. Consulting fees for the six month period ended June 30, 2021 decreased to $85,000 from $120,000 for the six month period ended June 30, 2020. The consulting fees are attributable to the services payable in common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer as fair value is determined by its recent trading price.

Exploration Expenses. Exploration expenses decreased to $732 for the six month period ended June 30, 2021 from $5,240 for the six month period ended June 30, 2020. The decrease in exploration expenses was primarily due to lack of activity.

General and Administrative Expenses. General and administrative expenses increased to $217,418 for the six month period ended June 30, 2021 from $1,271 for the six month period ended June 30, 2020. The decrease in general and administrative expenses was primarily related to marketing contracts starting in the first quarter.

Professional Fees. Professional fees decreased to $30,733 for the six month period ended June 30, 2021 from $67,272 for the six month period ended June 30, 2020. The prior year reflected higher professional fees due to costs associated with filing the annual 10-K with the Securities and Exchange Commission and settlement of legal costs associated with ongoing litigation.

Net loss. For the six month ended period June 30, 2021, we incurred a net loss of $464,269 as compared to a net loss of $359,759 for the six month period ended June 30, 2020. The increase in net loss was primarily a result of increased costs described above.

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

During the quarterly period ended June 30, 2021, the Company did not issue any shares of the Company’s stock.

(b)	Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

As the mines operated by the Company are not located in the United States, we are not subject to the provisions of the Federal Mine Safety and Health Act of 1977 and are thus not required to provide the information required by this Item 4.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Joshua Gold Resources Inc.

Dated: August 16, 2021	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: August 16, 2021	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director