Form 10-Q
period 2021-09-30
JOSHUA GOLD RESOURCES INC
filed 2021-11-12
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 153,356,362 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at September 30, 2021 and December 31, 2020
Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2021 and September 30, 2020
Unaudited Condensed Interim Statements of Stockholders’ Deficit for the nine month periods ended September 30, 2021 and year ended December 31, 2020
Unaudited Condensed Interim Statements of Cash Flows for the nine month periods ended September 30, 2021 and September 30, 2020
Notes to Unaudited Condensed Interim Financial Statements for the three and nine month periods ended September 30, 2021 and September 30, 2020

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	September 30, 2021	December 31, 2020
Current Assets
Cash	$5,436	$3,716
Accounts receivable and other assets	14,459	11,237
Prepaid expenses	220,831	-
Notes receivable (Note 7)	19,000	19,000
Total Current Assets	259,726	33,953
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$259,727	$33,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$313,822	$297,594
Accrued liabilities	13,267	27,410
Advances from stockholders (Note 4)	628,087	555,555
Dividends Payable (Note 6)	469,337	419,848
Due on mineral rights (Note 5)	39,253	39,270
Total Liabilities	1,463,766	1,339,677

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000 shares authorized; 243,690 shares issued and outstanding (December 31, 2020 – 243,690) (Note 6)	25	25
Common Stock, $0.0001 par value; 400,000,000 shares authorized; 153,356,362 shares issued and outstanding (December 31, 2020 –141,484,681) (Note 6)	15,326	14,139
Additional Paid In Capital (Note 6)	12,259,033	11,179,536
Shares to be Issued (Note 6)	2,209,944	2,341,728
Accumulated other comprehensive income	53,294	46,998
Accumulated Deficit	(15,741,661)	(14,888,149)
Total Stockholders' Deficit	(1,204,039)	(1,305,723)
Total Liabilities and Stockholders' Deficit	$259,727	$33,954

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
REVENUE
Sale of mineral property leases	$-	$15,336	$-	$15,336

OPERATING EXPENSES
Consulting fees (Note 6)	$13,900	$40,000	$98,900	$160,000
Professional fees	15,480	10,498	46,213	77,770
General and administrative	149,170	10,135	366,588	11,405
Exploration	-	60,806	732	66,047
Interest	7,878	4,749	20,956	13,369
Foreign exchange (gain) loss	3,327	5,762	635	3,119
Loss on impairment of properties (Note 3)	150,000	138,000	270,000	298,000
TOTAL OPERATING EXPENSES	339,755	269,950	804,024	629,710

NET LOSS	(339,755)	(254,614)	(804,024)	(614,374)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	13,577	3,462	6,296	11,572
NET LOSS AND COMPREHENSIVE LOSS	$(326,178)	$(251,152)	$(797,728)	$(602,802)

NET LOSS	$(339,755)	$(254,614)	$(804,024)	$(614,374)
Dividends on Preferred Stock	(16,496)	(14,997)	(49,488)	(44,990)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(356,251)	$(269,611)	$(853,512)	$(659,364)

LOSS PER SHARE - BASIC AND DILUTED	$0.0021	$0.0018	$0.0054	$0.0040

WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	152,052,014	139,184,681	148,950,082	139,177,538

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the nine month period ended September 30, 2021 and year ended December 31, 2020

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)
Stock to be issued for compensation						200,000			200,000
Stock issued from private placement	3,690	1			3,689				3,690
Stock issued for mineral rights			3,400,000	340	297,660				298,000
Stock issued for services						51,685			51,685
Stock to be issued for mineral rights						189,000			189,000
Foreign currency translation							(13,532)		(13,532)
Net loss								(860,557)	(860,557)
Dividends								(59,986)	(59,986)
Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)
Stock to be issued for compensation (Note 6)						98,900			98,900
Stock to be issued from private placement (Note 6)					-	10,000			10,000
Stock issued for debt settlement (Note 6)			738,347	74	51,611	(51,685)			-
Stock issued for mineral rights (Note 6)			7,200,000	720	458,280	(189,000)			270,000
Stock issued for services (Note 6)			3,533,334	353	529,647				530,000
Stock issued for services (Note 6)			400,000	40	39,960				40,000
Foreign currency translation							6,296		6,296
Net loss								(804,024)	(804,024)
Dividends								(49,488)	(49,488)
Balance – September 30, 2021	243,690	25	153,356,362	15,326	12,259,033	2,209,944	53,294	(15,741,661)	(1,204,039)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Cash Flows

Presented in US Dollars

	Nine Months September 30, 2021	Nine Months September 30, 2020
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(804,024)	$(614,374)
Adjustments for non-cash items:
Loss on impairment of mineral rights	270,000	298,000
Interest on shareholder loans	20,956	13,369
Stock based compensation	98,900	160,000
Issuance of Common shares for services (Note 6)	570,000	-
Adjustments for changes in working capital
Accounts receivable and other assets	(3,222)	(12,320)
Prepaid expenses	(220,831)	-
Accounts payable and accrued liabilities	(1,338)	49,311
Due on mineral rights	(17)	(475)
NET CASH USED IN OPERATING ACTIVITIES	(69,576)	(106,489)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	55,000	95,000
Advances from Private placement (Note 6)	10,000	(10,000)
Issuance of Preferred shares (Note 6)	-	3,691
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,000	88,691

EFFECT OF EXCHANGE RATE CHANGE FOR OPENING CASH	6,296	11,572
NET INCREASE (DECREASE) IN CASH	1,720	(6,226)
CASH, BEGINNING OF PERIOD	3,716	14,211
CASH, END OF PERIOD	$5,436	$7,985

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to acquire mineral properties	$270,000	$160,000

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

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

The Company has incurred a net loss of $804,024 for the nine month period ended September 30, 2021, and a working capital deficit of $1,204,040. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

2.Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 8, 2021. Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

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
For the nine month periods ended September 30, 2021 and 2020

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

There were no dilutive financial instruments for the three and nine month periods ended September 30, 2021 and 2020.

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

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

3.Mineral Property Interests

Mineral Properties
Balance at January 1, 2016	$1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property	10,000
C1 Mortimer Property (c)	941,460
Impairment charge (c)	(992,460)
Balance at December 31, 2017 and 2018	$1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge (c) (d) (e)	(1,700,120)
Balance at December 31, 2019	$1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge (f)(g)(h)(i)(j)	(487,000)
Balance at December 31, 2020	$1
Niobe Property (k)	120,000
Benoit West Property (l)	150,000
Impairment charge (k)(l)	(270,000)
Balance at September 30, 2021	$1

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
For the nine month periods ended September 30, 2021 and 2020

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
For the nine month periods ended September 30, 2021 and 2020

b)Kenty Gold Property - continued

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
For the nine month periods ended September 30, 2021 and 2020

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

On October 8, 2019 the Joint Venture agreement expired and was replaced with a new Joint Venture Option Agreement signed November 19, 2019 with the following terms:

1.Pay the prospector owners $75,000 CDN annually for 10 years beginning January 1, 2021 and ending January 1, 2030.

2.The Company must spend three hundred thousand dollars ($300,000.00) CDN in mineral exploration on the property by January 1, 2025.

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

6.The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

As at December 31, 2020 and September 30, 2021, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners. In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

In the nine month period ended September 30, 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

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

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

h)Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario. The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at September 30, 2021, the shares are reflected in Shares to be issued.

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

In the nine month period ended September 30, 2021, the Company recognized an impairment charge of $120,000 on the carrying value of the Niobe Property based on the substantial doubt of the Company’s ability to raise adequate financing.

l)Benoit West Property

On August 17, 2021, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in fifteen claims, known as the Benoit West located in Northern Ontario. Under the acquisition agreement, the Company issued equity consideration of 2,500,000 shares of common stock, valued at US$0.06 per share recorded in shares to be issued and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1.0%NSR) for $1 Million Canadian dollars ($1,000,000).

In the nine month period ended September 30, 2021, the Company recognized an impairment charge of $150,000 on the carrying value of the Benoit West Property based on the substantial doubt of the Company’s ability to raise adequate financing.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

4.Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	September 30, 2021	December 31, 2020

Due to Allan Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Ben Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to David Mason – former Director and Consultant	116,597	99,053

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the C1 Mortimer property, which the Company no longer owns, or 150,000 shares of common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$22,403 ($17,587) in 2021 and CDN$18,014 ($13,369) in 2020, which is included in the amount of the loan.

Due to Benedetto Fuschino, President and CEO of the Company and to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	431,779	376,791

Due to Dino Micacchi, stockholder and CFO of the Company, due to a company under his control. The amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances From Stockholders	$628,087	$555,555

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

5.Amounts Due On Mineral Rights Acquisitions

	September 30, 2021	December 31, 2020

Due to Andrew Currah re: Kenty Property	$39,253	$39,270

The Andrew Currah Loan is unsecured and has no set terms of repayment. The change from the prior period is the effect of the change in the exchange rate.

6.Capital Stock

a)Common Stock

For the nine month period ended September 30, 2021, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

For the nine month period ended September 30, 2021, the Company issued 7,200,000 shares of common stock for the acquisition of mineral rights at a transaction price ranging from $0.06 and $0.07 per share for a total of $459,000, 3,533,334 shares of common stock for services at a transaction price of $0.15 per share, 400,000 shares of common stock for services at a transaction price of $0.10 per share and 738,347 shares of common stock for debt settlement at a transaction price of $0.07 per share for a total of $51,685.

Stock To Be Issued

For the nine months ended September 30, 2021, 1,500,000 shares (September 30, 2020, 1,500,000) became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a fair value of $98,900 (September 30, 2020 - $160,000) within shares to be issued.

As of September 30, 2021, the Company has yet to issue 7,271,577 shares of common stock. Of these, 5,076,534 shares of common stock are issuable to directors for services. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years and 200,000 shares of common stock are yet to be issued for a private placement.

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

c)Dividends

As at September 30, 2021, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $469,337 (December 31, 2020 - $419,848) includes dividends of $272,400 (December 31, 2020 - $254,400) and accrued interest of $196,937, (December 31, 2020 - $165,448), accrued at 10.0% interest compounded annually.

Preferred dividends for the nine month periods ended September 30, 2021 and 2020 had an effect of $nil on loss per share available to common stockholders.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

6.Capital Stock – continued

d) Warrants

The Company has no warrants outstanding as of September 30, 2021 and December 31, 2020.

e)Stock-Based Compensation

The Company incurred stock-based compensation expense in connection with its compensation agreements for its directors and officers. Under these agreements, common stock may be issued as a signing bonus or at certain benchmark dates within an individual’s period of service. Stock-based compensation is calculated as the fair value of the stock issued or to be issued to an individual at the time the employment contract was signed and is recorded at the time it becomes owing to the individual. Stock issued to a director, manager, or employee may be deferred in the event that their contract requires the individual to remain employed with the Company for a specified time period after issuance.

For the nine month period ended September 30, 2021, 1,500,000 shares (September 30, 2020 - 1,500,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued ranging from $0.03 to $0.11 per share and resulted in compensation expense of $98,900. These fees were recorded as a component of consulting fees in the amount of $98,900 (September 30, 2020 – $160,000) on the unaudited condensed interim statements of operations and comprehensive loss.

7.Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(a) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties

	September 30, 2021	December 31, 2020
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company	$19,000	$19,000

This amount is non-interest bearing, unsecured and had no terms of repayment.

8.Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the nine month periods ended September 30, 2021 and 2020.

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Condensed Interim Financial Statements
For the nine month periods ended September 30, 2021 and 2020

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

9.Subsequent Events

There were no events subsequent to the period ended September 30, 2021 that require disclosure.

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

The Company became a mineral exploration company located in Oakville, Ontario through the acquisition of a mineral rights lease, as described in further detail below. The Company’s principal business activity now is the exploration of mineral property interests. The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to exploring mineral property interests. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves which are economically recoverable. In the third quarter of 2020, the Company moved its head office to Unit 2- 1033 Pattullo Avenue, Woodstock, Ontario, Canada N4C 1C8.

Liquidity and Capital Resources

We are an exploration stage company focused on developing our business in the mineral exploration sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of September 30, 2021, we had cash of $5,436 and current liabilities of $1,463,766. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities. During the nine month period ended September 30, 2021, net cash used in operating activities was $69,576 compared with $106,489 for the nine month period ended September 30, 2020. The cash flow used in operating activities in the nine month period ended September 30, 2021 was primarily the result of professional fees. The cash flow used in operating activities in the nine month period ended September 30, 2020 was primarily the result of exploration, administration, professional and consulting fees, which was partially offset primarily by adjustments for stock-based compensation.

Net cash used in investing activities. During the nine month period ended September 30, 2021, net cash used in investing activities was $Nil and was $Nil for the nine month period ended September 30, 2020.

Net cash provided by financing activities. During the nine month period ended September 30, 2021, net cash provided by financing activities was $65,000 compared with $88,691 provided by financing activities for the nine month ended period September 30, 2020. The cash flow provided by financing activities in the nine month period ended September 30, 2021 and 2020 was primarily the result of advances from shareholders and a private placement.

Results of Operations

Comparison of Three months ended September 30, 2021, to Three months ended September 30, 2020

We did not earn any revenues during the three months ended September 30, 2021, and we earned $15,336 from the sale of several mineral rights for the three month period ended September 30, 2020.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees decreased to $13,900 for the three months ended September 30, 2021 from $40,000 for the three months ended September 30, 2020. The decrease in consulting fees was primarily reflective of the Company’s share price.

Exploration Expenses.  Exploration expenses decreased to $Nil for the three months ended September 30, 2021 from $60,806 for the three months ended September 30, 2020.  The decrease in exploration expenses was primarily due to lack of activity.

Interest Expense.  Interest expense increased to $7,878 for the three months ended September 30, 2021 from $4,749 for the three months ended September 30, 2020.  The change is due to the interest on advances from shareholders.

General and Administrative Expenses.   General and administrative expenses increased to $149,170 for the three months ended September 30, 2021 from $10,135 for the three months ended September 30, 2020.  The increase in general and administrative expenses was primarily related to marketing contracts starting in the first quarter.

Professional Fees.  Professional fees increased to $15,480 for the three months ended September 30, 2021 from $10,498 for the three months ended September 30, 2020.

Net loss.  For the three months ended September 30, 2021, we incurred a net loss of $339,755 as compared to a net loss of $254,614 for the three months ended September 30, 2020.  The increase in net loss was primarily a result of an impairment of property rights, and general and administrative expenses.

Comparison of nine month period ended September 30, 2021, to nine month period ended September 30, 2020

We did not earn any revenues during the nine month periods ended September 30, 2021, and we earned $15,336 from the sale of several mineral rights for the nine month period ended September 30, 2020. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees. Consulting fees for the nine month period ended September 30, 2021 decreased to $98,900 from $160,000 for the nine month period ended September 30, 2020. The consulting fees are attributable to the services payable in common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer as fair value is determined by its recent trading price.

Exploration Expenses. Exploration expenses decreased to $732 for the nine month period ended September 30, 2021 from $66,047 for the nine month period ended September 30, 2020. The decrease in exploration expenses was primarily due to lack of activity.

General and Administrative Expenses. General and administrative expenses increased to $366,588 for the nine month period ended September 30, 2021 from $11,405 for the nine month period ended September 30, 2020. The increase in general and administrative expenses was primarily related to marketing contracts starting in the first quarter.

Professional Fees. Professional fees decreased to $46,213 for the nine month period ended September 30, 2021 from $77,770 for the nine month period ended September 30, 2020. The prior year reflected higher professional fees due to costs associated with filing the annual 10-K with the Securities and Exchange Commission and settlement of legal costs associated with ongoing litigation.

Net loss. For the nine month ended period September 30, 2021, we incurred a net loss of $804,024 as compared to a net loss of $614,374 for the nine month period ended September 30, 2020. The increase in net loss was primarily a result of increased costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

During the quarterly period ended September 30, 2021, the Company did not issue any shares of the Company’s stock.

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

Joshua Gold Resources Inc.

Dated: November 12, 2021	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: November 12, 2021	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director