Form 10-K
period 2021-12-31
JOSHUA GOLD RESOURCES INC
filed 2022-03-31
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Based on an average bid and asked price of $0.023 per share the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2021 was $2,747,647.

As of March 31, 2022, the registrant had 153,556,362 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’ is contained in Part IV, Item 15 of this Annual Report.

JOSHUA GOLD RESOURCES INC.

2021 FORM 10-K ANNUAL REPORT

ITEM 8.Financial Statements and Supplementary Data	39

Index

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Index

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

We are an exploration stage company and currently have little revenue. At December 31, 2021, our total current assets were $110,187  and our total current liabilities were $1,463,282. Our net loss for the year ended December 31, 2021, was $1,000,689.

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

Employees

As of February 28, 2022, we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Index

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

Index

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

RISKS RELATING TO OUR COMPANY

Management and our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2021 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(15,955,191) from our inception on July 10, 2009 to December 31, 2021 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2022. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We have no production, no customers, and we have earned revenues on the sale of four mineral leases totaling $15,336 to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on exploration of the mining interests. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

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

Index

identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

We are a mineral exploration business in the exploration stage, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

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

As a mineral exploration business, in a highly competitive industry. We have little operating history, few substantial tangible assets, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a business in a depressed industry characterized by intense competition, including:

●	our business model and strategy are still evolving and are continually being reviewed and revised;
●	we may not be able to raise the capital required to develop our initial customer base and reputation;
●	we may not be able to successfully implement our business model and strategy; and
●	our management consists of two people: Benedetto Fuschino who serves as our Chief Executive Officer, President and Director, and Dino Micacchi who serves as our Chief Financial Officer, Secretary-Treasurer and Director.

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

The Company made the decision to become an SEC "reporting company" in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys' fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $65,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

Index

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

Index

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

Our corporate headquarters is located at Unit 20 – 1033 Pattullo Avenue, Woodstock, Ontario, Canada N4V 1C8 and our telephone number is +1-226-888-5610.

We currently have patents\leases on ten significant properties:

a)	Kenty Gold Property
b)	Carson Property
c)	Asquith Property (Sold 2020)
d)	C1 Mortimer Property
e)	Chewett Property
f)	King Solomon Mines Property

Index

g)	Borden Lake North Property
h)	Halcrow Gold, McCool, Seymour Lake Property
i)	Haycock, Godfrey, Roma Lake Property
j)	Hiltz Property
k)	Jo-Anne Property
l)	Niobe Property
m)	Benoit West Property

Property Continuity Schedule for 2021

Mineral Properties
Balance at January 1, 2016	$1
Carson Property acquisition (b)	15,000
Impairment charge Carson Property	(15,000)
Balance at December 31, 2016	$1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property (c)	10,000
C1 Mortimer Property (d)	941,460
Impairment charge	(992,460)
Balance at December 31, 2017 and 2018	$1
C1 Mortimer amendment (d)	359,760
Chewitt Property (e)	60,360
King Solomon Mines Property (f)	1,280,000
Impairment charge	(1,700,120)
Balance at December 31, 2019	$1
Borden Lake North (g)	15,000
Halcrow, McCool, Seymour Lake (h)	145,000
Haycock, Godfrey and Roma (i)	138,000
Hiltz (j)	21,000
Jo-Anne Property(k)	168,000
Impairment charge	(487,000)
Balance at December 31, 2020	1
Niobe Property (l)	120,000
Benoit West Property (m)	150,000
Impairment charge	(270,000)
Balance at December 31, 2021	1

a)	Kenty Gold Property

a.	Location and Access

The property is located approximately 125 km southwest of Timmins, Ontario. The property is accessed by driving west from Timmins approx. 95 km on HWY 101 to Foleyet Timber Road. After travelling north approx. 54 km, a secondary gravel road leads directly into the property after 4.2 km. Trip distance from the Kenty property to Mill site is approx. 175 kms.

b.	Description and Claim Conditions

As consideration for the sale of the McClay Conveyed Property, the Company agreed to deliver the following to McClay in the manner set forth below:

i.	Closing Date. CDN$50,000 within three (3) business days following the closing date.

ii.	February 4, 2013.
i.	CDN$100,000 on or before February 4, 2013; and

Index

ii.	200,000 common shares of Company on or before February 4, 2013.

iii.	April 4, 2013.
i.	CDN$150,000 on or before April 4, 2013; and
ii.	200,000 common shares of Company on or before April 4, 2013.

iv.	October 4, 2013.
i.	CDN$300,000 on or before October 4, 2013; and
ii.	250,000 common shares of Company on or before October 4, 2013.

v.	April 4, 2014.
i.	CDN$300,000 on or before April 4, 2014; and
ii.	250,000 common shares of Company on or before April 4, 2014.

vi.	October 4, 2014.

i.	CDN$300,000 on or before October 4, 2014; and

ii.	250,000 common shares of Company on or before October 4, 2014.

(g)	April 4, 2015.

i.	CDN$300,000 on or before April 4, 2015; and

ii.	550,000 common shares of Company on or before April 4, 2015.

(h)	Reserve.

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

As at December 31, 2020, a third party has filed a claim in the Ontario Superior Court of Justice, against the Company. The Company and its legal counsel have determined that the claim is without merit and that no further impairment of the property’s value is required. The third party has made application claiming 100% ownership of the Kenty Property. The Company has responded in the Ontario Superior Court of Justice, with a counter application claiming the property was acquired from the Vendors, who at the time had an undivided 100% interest in the property. The Company has also claimed damages in the amount of $1,000,000 CDN.

c. History

The property contains numerous gold bearing quartz veins, two shafts, and underground workings dating back to the 1930’s.

The company performed prospecting and sampling gold zones on the property in July 2020 defined the sample area to Hopkins Vein #2; a north-south trending quartz vein system typically 2-4” wide in a trench located approx. 150 m north of Shaft #1. (GPS – E: 379203, N: 5299435, UTM Zone: 17)

Index

Sampling of Vein #2 assayed 23.8 g/t (2020-02 Vein #2). Sample collected in a pile of blasted material from a previous operator and mineralized with ankerite, pyrite, and The bulk sample, extracted by Mag Rock Drilling during July-August via methods of drill and blasting, was loaded and transported to the mill site on August 14, 2020.

d. Present

i.	Property Condition

ii.	Work done during the year - None

iii.	Details of Equipment

Currently there is no equipment on site. All works is subcontracted to third parties.

e. Rock formations and mineralization

The Kenty property demonstrates respectable gold grades of 25.02 g/t in Vein #2.

The veins mining width may not be suitable for a large-scale operation, however, can be profitable if ore is sorted and selected properly. Small-scale mining methods must be taken into consideration when mining a vein this narrow to ensure minimal dilution of ore. Further exploration is recommended to examine the vein at depth and test the southern extension; there is good possibility of this north-south vein trend intersecting the main Kenty No. 1 structure located 150 m south. Typically, the convergence of shrinkage vein structures to main feeders are favorable for deposits of high-grade gold.

f) Map

Index

Index

b)	Carson Property

a.	Location and Access

The Carson property is located on the western shore of Damoti Lake, approximately 195 kilometers north-northwest of Yellowknife. Access is best achieved by fixed or rotary wing aircraft. The Colomac winter road traverses lndin Lake approximately five kilometers to the west of the property. This winter road can be used as a seasonal staging point.

b.	Description and Claim Conditions

The property consists of a single mining lease. Mining lease 3446 is 1141 acres in size. It was surveyed to lease in 1993 and is paid in good standing until June 30th, 2024. The lease is registered at the Northwest Territories Mining Recorder.

c.	History

Exploration has been periodically conducted in the lndin Lake area since the mid 1930's with the discovery of lode gold in the mafic volcanic rocks that surround the lake. Prospecting of the area around the lake identified several additional gold showings in the volcanic and surrounding sedimentary rocks. In the 1970's, exploration shifted focus to polymetallic base metal targets and lead to the discovery of new occurrences in the lndin Lake belt. The discovery of iron formation-hosted gold at Damoti Lake, and active mining at the Colomac deposit, fueled the exploration effort during the 1990's. At present, elevated gold prices have renewed staking and exploration interest in the lndin Lake belt.

The earliest organized exploration recorded on the property was conducted by Snowden Yellowknife Mines (Snowden) in 1947. This exploration effort may have lead to the discovery of the Pond, Chuck Vein, and Hilltop showings. These showings remain the most prominent mineral occurrences recognized on the property. Snowden reported trenching and diamond drilling activities on the Pond showing and isolated localities along strike to the northeast. Grades as high as 1.26 oz/t Au over 7 inches in hole S-18 and 0.55 oz/t Au over 7 inches in hole S-16 are reported (Glidden and Burton, 1948). In 1981, Wollex Exploration examined the property through prospecting, mapping, and re-sampling existing trenches. Noranda Exploration Company of Canada assessed the property in 1985. Additional prospecting, mapping, re-sampling of the surface trenches, and VLF-EM and total field magnetic surveys were completed. No further groundwork is reported.

d. Present

i.	Property Condition

ii.	Work done during the year - None

iii.	Details of Equipment

Currently there is no equipment onsite.

e.	Rock formations and mineralization

The structural setting, alteration, and mineral assemblages of the gold showings are consistent with orogenic lode gold-type mineralization. Gold occurs in, or in altered host rock at the margins of, quartz veins hosted in shear zones oriented parallel or subparallel to property- and/or regional-scale tectonic fabrics. Metamorphic minerals observed on the property are consistent with greenschist grade. Host rock adjacent to mineralized quartz veins is silicified and carbonatized and shows chlorite±biotite, pyrite±pyrrhotite mineral assemblages.

f.	Map

Index

Index

c)	Asquith Property

a.	Location and Access

Located in Asquith Township, Larder Lake Mining division approximately 100km southwest of Kirkland Lake and approximately 110 km south of Timmins Ontario. Travel to the property from Kirkland Lake you take highway 66 west for seventy kilometres to highway65 south to Elk Lake (530050E, 5311479N). South on highway 65 for 40 kilometres to Elk Lake and Highway 560 west (549511 E, 5286831 N) Drive west on highway 560 for 90 kilometres to the entrance of the Thee Bear Camp (480710 E, 5268168 N). Drive west for 0.6 kilometres to the boat launch (480280 E,5267944 N) located on the north shore of West Shining Tree Lake. From the boat launch head west by boat for 820 meters to Area #1 on McRae Island (479461E, 5267886 N). Although the boat ride is only 820 meters from the Boat launch, caution must be taken due to rock outcrops just below the surface of the water.

b.	Description and Claim Conditions

These claims are recorded in MLAS by the following Tenure IDs: 555444 (Cell ID 41P11C056), 555445 (Cell ID 41P11C057 ), 561605 (Cell ID 41P11C036), 561606 (Cell ID 41P11C037)

c.	History

In ODM 1920, Vol 29 pt. 3 page 51 is the only reference on the Sullivan occurrence which is the target for Area # 1. In this description it describes the occurrence as follows:

as pillow lavas cut by quartz veins and lenses containing visible gold. In 1963 & 1964 A. Justas drilled a number of shallow holes on the northern & eastern limit of McRae Island on claims 567142 & 567143. The drill report did not contain any assays and had crude description of the core recovered. In hole #1 (479471E,5267934 N) core is described as green stone and quartz with carbonate alteration. Therefore the Sullivan showing is an area of interest. In area #2 was another point of interest due to map 29acontained in ODM 1920,Yo129 pt.3 in the back pocket indicates a number of east -west ( 70 degrees ) located just in the tree line of the northern shore line of the most eastern bay.

d.	Present
i.	Property Condition

In August 2020, the Company sold the 100% interest for $15,336 cash to I am Gold Inc.

ii.	Work done during the year - None
iii.	Details of Equipment

Currently there is no equipment onsite.

e.	Rock formations and mineralization

McRae Island is in the central part of the eastern limit of West Shining Tree Lake. Vegetation consists of mostly cedar, birch, spruce and jack pine trees. Some poplar was noticed along with white and red pine in certain areas. Heavy brush along the shoreline and in low wet areas is also present. The terrain is relatively flat except where outcrop ridges are located rising no more four to 5 meters. I can only comment on the areas visited during this program. The ground is uneven and has several boulders in the till. Bed rock is covered by sandy loam from a few centimetres to one to two meters.

Index

80°W
50°N
49°N
N
0 25 50 km
QUEBEC
ONTARIO
Kapuskasing Structural Zone
Timmins
Kirkland Lake
Midlothian
Gogama
Ridout Fault Zone
Shiningtree Project
PROTEROZOIC
Sediments
Mafic to felsic intrusions
ARCHEAN
felsic to intermediate intrusions
Mafic to ultramafic intrusions
ABITIBI EPISODE (ASSEMBLAGE)
2676-2670 Ma (Timiskaming)
Sedimentary
Volcanic
2690-2682 Ma (Porcupine)
Sedimentary
Volcanic
<2692 Ma (Opemisca)
Sedimentary
Volcanic
<2707-2700 Ma (Caopatina)
Sedimentary
2704 - 2695 Ma (Blake River)
Upper Unit
Lower Unit
2710 - 2704 Ma (Tisdale)
Upper Unit
Lower Unit
2720 - 2710 Ma (Kidd-Munro)
Upper Unit
Lower Unit
2723 - 2720 Ma (Stoughton-Roquemaure)
2734- 2724 Ma (Deloro)
2750 - 2735 Ma (Pacaud)
>2750 Ma
Major Faults

Stratigraphic map of the Abitibi greenstone belt

Joshua Gold Resources Inc.

Shiningtree Project
Stratigraphic Map of the
Abitibi Greenstone Belt

Date: Dec 2021 TO

f. Map

Index

d)	C1 Mortimer Property

a.	Location and Access

This 734ha claims group is located within Swayze, Rollo, Coppel and Dore Townships, Porcupine Mining Division, approximately 150 km northwest of the City of Sudbury, west off Highway 144, midway between the established mining camps of Timmins to the north and Sudbury to the south and km south of the town of Gogama in the province of Ontario.

b.	Description and Claim Conditions

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

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275244	ROLLO	343107	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	311135	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	311134	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	304312	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	273820	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	255729	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO,SWAYZE	201078	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	188921	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	180954	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	156470	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	136289	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO	110491	Single Cell Mining Claim	2021-03-09	400	800
4275244	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400
4275244	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	281059	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	269805	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	251917	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO	251916	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	251915	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	225101	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185262	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	185261	Boundary Cell Mining Claim	2021-03-09	200	400
4275245	ROLLO,SWAYZE	104103	Boundary Cell Mining Claim	2021-03-09	200	400

Index

Legacy Claim Id	Twp	Tenure ID	Tenure Type	Anniversary Date	Work Required	Work Applied
4275245	ROLLO	104102	Single Cell Mining Claim	2021-03-09	400	800
4275245	ROLLO	104101	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	COPPELL,ROLLO	325684	Single Cell Mining Claim	2021-03-09	400	600
4275246	COPPELL,DORE,ROLLO,SWAYZE	297033	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	297032	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	278432	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	277653	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259093	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	259092	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	242605	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	230403	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	192540	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	176522	Single Cell Mining Claim	2021-03-09	400	800
4275246	ROLLO	129128	Single Cell Mining Claim	2021-03-09	400	600
4275246	ROLLO	129127	Boundary Cell Mining Claim	2021-03-09	200	400
4275246	ROLLO	104471	Boundary Cell Mining Claim	2021-03-09	200	400

They are recorded in MLAS with the current Assessment Assignment by MNDM with the following Tenure IDs:

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275244	343107	41O15G317	$50, 000.00
4275244	311135	41O15G356	$50, 000.00
4275244	311134	41O15G295	$50, 000.00
4275244	304312	41O15G355	$50, 000.00
4275244	273820	41O15G297	$50, 000.00
4275244	269805	41O15G298	$50, 000.00
4275244	255729	41O15G315	$50, 000.00
4275244	201078	41O15G357	$50, 000.00
4275244	188921	41O15G296	$50, 000.00
4275244	185262	41O15G338	$50, 000.00
4275244	180954	41O15G335	$50, 000.00
4275244	156470	41O15G336	$50, 000.00
4275244	136289	41O15G337	$50, 000.00
4275244	110491	41O15G316	$50, 000.00
4275244	104103	41O15G358	$50, 000.00
4275244	104102	41O15G318	$50, 000.00
4275245	281059	41O15G319	$50, 000.00
4275245	278432	41O15H301	$50, 000.00
4275245	259093	41O15H321	$50, 000.00
4275245	259092	41O15H281	$50, 000.00
4275245	251917	41O15G359	$50, 000.00
4275245	251916	41O15G339	$50, 000.00
4275245	251915	41O15G320	$50, 000.00
4275245	225101	41O15G340	$50, 000.00
4275245	185261	41O15G300	$50, 000.00

Index

Legacy Claim Id	Tenure ID	Cell ID	MNDM Assessment Assignment
4275245	104101	41O15G299	$50, 000.00
4275246	325684	41O15H325	$50, 000.00
4275246	297033	41O15H345	$50, 000.00
4275246	297032	41O15H284	$50, 000.00
4275246	277653	41O15H302	$50, 000.00
4275246	242605	41O15H322	$50, 000.00
4275246	230403	41O15H304	$50, 000.00
4275246	192540	41O15H303	$50, 000.00
4275246	176522	41O15H323	$50, 000.00
4275246	129128	41O15H324	$50, 000.00
4275246	129127	41O15H283	$50, 000.00
4275246	104471	41O15H282	$50, 000.00

c.	History

In 1965, the property was mapped (Donovan) Swayze and Dore townships at a scale of 1:50,000. The claim 4270364 is shown to be underlain by mafic to intermediate massive flows and intermediate to felsic volcainics with porphyritic textures. Limited metasediment lenses occur within the felsic and intermediate volcanics. On a regional scale NW trending fault are noted, as well as ENE trending synclinal and anticlinal fold axis, although none are noted on claim 4270364.

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

d. Present

i.	Property Condition

ii.	Work done during the year - None

iii.	Details of Equipment

There is currently no equipment ion site.

e.	Rock formations and mineralization

The property is underlain by mafic to intermediate volcanic rocks that are bounded to the north and south by felsic volcanic rocks. The mafic volcanics are intruded by several smaller felsic porphyry intrusions, as well as intermediate to felsic dykes. A narrow band of altered ultramfic volcanics are suggested from historic geological mapping on the Kenty Mine area, as well as regional mapping by Heather et al (1991). Faulting and shearing appears to occur in a north-south orientation group, as well as a more east-west orientation group that is slight north of the eastern trend of the volcanic rocks. Airborne and ground geophysics suggest electromagnetic anomalies are associated with sediments and felsic volcanic assemblages at the contact with the mafic volcanics, representing accessory graphite mineralization.

f.	Map

Index

Index

e)	Chewett Property

a.	Location and Access

The property is located approximately 30 km northeast of Chapleau, due east of Wawa, 160 km WSW of Timmins and 240 northwest of Sudbury in north-central Ontario.

b.	Description and Claim Conditions

The Company owns a one hundred percent interest in these nine contiguous single cells staked mining claims, eight of which are located in Chewett Township and one of which is located in Collins Township, all within the Porcupine Mining Division.

This claims group requires annual exploration expenditures of $3600.00 CAD per year ($400.00 per claim), accompanied by an industry standard report detailing the work completed, due on their various anniversary dates.

Currently, MNDM Assessment Assignment to each of these Tenure IDs is as follows:

535703 (Cell ID 41O14I064): $50,000.00

535704 (Cell ID 41O14I046): $50,000.00

535705 (Cell ID 41O14I045): $50,000.00

535706 (Cell ID 41O14I063): $50,000.00

535707 (Cell ID 41O14I065): $50,000.00

535708 (Cell ID 41O14I066): $50,000.00

535709 (Cell ID 41O14I044): $50,000.00

535710 (Cell ID 41O14I043): $50,000.00

561607 (Cell ID 42B03A224): $50,000.00

Township / Area	Tenure ID	Tenure Type	Anniversary Date	Tenure Status	Tenure Percentage	Work Required
CHEWETT	535703	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535704	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535705	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535706	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535707	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535708	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535709	Single Cell Mining Claim	2020-12-04	Active	100	400
CHEWETT	535710	Single Cell Mining Claim	2020-12-04	Active	100	400
COLLINS	561607	Single Cell Mining Claim	2021-10-11	Active	100	400

c.	History

There is no history of previous exploration work on the property readily available.

d. Present

i.	Property Condition

ii.	Work done during the year - None

iii.	Details of Equipment

There currently is no equipment on site.

Index

e.       Rock formations and mineralization

The Chewatt claims are within the Nemegosenda Lake Alkalic Rock Complex which lies within the Kapuskasing Subprovince of the Superior Province of the Canadian Shield. The complex consists largely of fine- to medium-grained, syenitic to malignitic rocks which are bordered along the southern margin of the complex by an arcuate mass of coarse-grained nepheline syenite (Sage 1987b). The complex is enclosed within a fenitized envelope produced by metasomatism by alkali-iron-rich aqueous fluids from the crystallizing alkaline magma (Parsons 1961). The rocks surrounding the complex are variably altered and fenitized, with the intensity of fenitization increasing towards the intrusion (Pell, 1998). Locally, the Chewett claims are hosted in the Alkalic Intrusive Suite and Carbonatite (circa 1.1 to 1.2 Ga) and contain units of Alkalic syenite, ijolite, nepheline syenite, fenite, associated mafic and ultramafic rocks, and minor carbonatite.

f.       Map

Index

f)       King Solomon Mines Property

a.       Location and Access

The property is located in the northwestern portion of Davis Township, Sudbury Mining Division approximately 40km east-northeast of the city of Sudbury, Ontario. The property is accessed by an unmarked road which bisects the property. This road is reached by heading east on Hwy 17 from Sudbury then heading north on Hwy 535 from the town of Markstay-Warren and continuing north on the road which passes by the west side of Washagami Lake.

b.       Description and Claim Conditions

The Company owns a one hundred percent interest in these four contiguous staked boundary mining claims (approx.. 180 acres). This claims group requires annual exploration expenditures of $800 CAD per year ($200.00 per claim), accompanied by an industry standard report detailing the work completed, due on their July 31st anniversary date.

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

c.       History

There is no history of previous exploration work on the property readily available.

d.       Present

i.       Property Condition

ii.       Work done during the year - None

iii.       Details of Equipment

There currently is no equipment on site.

e.       Rock formations and mineralization

Davis Township is primarily underlain by Huronian sediments of the Cobalt Group which have been intruded by broad Nipissing gabbro sills and dike (Thomson and Card, 1963). Terrain in this region is fairly rugged, characterized by prominent NWest trending ridges reaching elevations of up to 200 feet above lake level. These ridges are generally parallel to the gabbro unit which hosts gold-bearing veins in a series of parallel and sub-parallel fractures (McLeod, 1988). The KSM property features a prominent NWest striking Nipissing gabbro sill with a width of up to 3500 feet. This gabbro sill was the focus of this investigation, as it harbours numerous

Index

sequences of quartz-carbonate filled fractures which also trend NWest. Some of these quartz veins are found to contain pyrite, chalcopyrite and gold which may occur in native form (McLeod, 1988).

f.       Map

Index

g)       Borden Lake North Property

a.       Location and Access

The property is in Cochrane and Darcy Townships located about 6.5 kilometers (app. 4 miles) north of the Newmont Borden Lake gold mine in Northern Ontario. The property Access to the property is best obtained by boat on Henderson Lake.

b.       Description and Claim Conditions

Claims are numbered 536933-536943 (inclusive)

c.       History

There is no history of previous exploration work on the property readily available.

d.       Present

i.       Property Condition

ii.        Work done during the year - None

iii.       Details of Equipment

There is currently no equipment on site.

e.       Rock formations and mineralization

Gneissic tonalite suite. Tonalite to granodiorite-foliated to gneissic-with minor supracrustal inclusions.

f.       Map

Index

h)       Halcrow Gold, McCool, Seymour Lake Property

a.       Location and Access

The Halcrow Gold property is located in northeastern Ontario, 35 kilometers East of Chapleau.

b.       Description and Claim Conditions

The Property consists of thirty five claims, known as the Halcrow Gold Property, McCool Property and Seymour Lake Extension Property Northern Ontario. The Halcrow Gold property is located in northeastern Ontario, 35 kilometers East of Chapleau. It consists of two (2) claim units covering approximately 80 acres.  Located 25 km of the property is Newmont’s Borden Lake Mine, an active gold producer with proven and probable reserves of 2.61 million tonnes of estimated, measured and indicated gold reserves with an average grade of 5.81 g/t Au

The property is also 11 km southwest of Rockridge Resources Ltd.’s - Raney Gold Project. Recent news release (April 29, 2020) from the Raney Gold Project indicates an impressive drill result of 28.0 g/t Au over 6.0 m at a vertical depth of 95 m. The Halcrow Gold property is also 3 km north of the historical Halcrow Swayze Mine, a developed prospect with 115,600 tonnes of unclassified reserves at 3.8 g/t Au (1934).

c.       History

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

0.93 g/t Au - chip samples over 18’ and 24’ (Government Geologist Rickaby - 1934)

4.35 g/t Au - arsenopyrite-bearing qtz vein and bleached wallrock (Sulpetro - 1981)

1.4  g/t Au - pink grey qtz and feldspar porphyry-syenite, minor pyrite and chalcopyrite (K. Filo - 1992)

8.3  g/t Au - obtained in dumps of the main trench (W. Troup - 1995)”

d.       Present

i.       Property Condition

ii.        Work done during the year - None

iii.       Details of Equipment

There currently is no equipment on site.

e.       Rock formations and mineralization

Index

f.       Map

Index

i)       Haycock, Godfrey, Roma Lake Property

a.       Location and Access

The Haycock Gold property is composed of 8 cell units in Haycock township, located in Northwestern Ontario, 12 km east of Kenora, Ontario.

b.       Description and Claim Conditions

c.       History

Historical Exploration work established gold mineralization with impressive assay results:

1.	Assays of 8.7 g/t Au (0.28 oz/t), 7.1 g/t Au (0.208 oz/t) and

1.4 g/t Au (0.04 oz/t) - (G. Clark, 1983)

2.	Grades from previous mining operations reported to be $36.00 to $120.00 per ton from several assayed samples while gold was valued at $20.00 per ounce, respectively, grading between 55.9 g/t and 186.6 g/t Au (1.8 oz/t to 6 oz/t) - (The Colonist, 1896)

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

d.       Present

i.       Property Condition

ii.       Work done during the year - None

iii.       Details of Equipment

Currently there is no equipment onsite.

e.       Rock formations and mineralization

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

Index

f.       Map

Index

j)       Hiltz Property

a.       Location and Access

The property is located in Asquith Township in Northern Ontario.

b.       Description and Claim Conditions

The Hiltz property is eight claims covering, roughly, 350 acres in The Shining Tree gold camp.

c.       History

There is no history of exploration work on the property that is readily available.

d.       Present

i.       Property Condition

ii.       Work done during the year - None

iii.       Details of Equipment

There currently is no equipment on site.

e.       Rock formations and mineralization

The Hiltz property is within the Abitibi Greenstone Belt and is underlain by an early Archean metavolcanic sequence with a basal layer of pyroclastic and sediments, followed by a sequence of mafix tholeiitic, and an upper layer felsic metadata volcanics. Volcanics are intruded by later stage felsic units as well as diabase dykes. Gold mineralization in the area is characterized by shear or vein types characterized by a mesothermal gold mineralization model.

f.       Map

There is no map of the property readily available.

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

Index

l)       Niobe Property

a.       Location and Access

b.       Description and Claim Conditions

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

c.       History

No work was done on this property in 2021 and the property reverted back to the Crown.

d.       Present

i.       Property Condition

ii.       Work done during the year – None

iii.       Details of Equipment

There currently is no equipment on site.

e.       Rock formations and mineralization

f.       Map

Index

m)       Benoit West Property

a.         Location and Access

b.        Description and Claim Conditions

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

c.       History

d.       Present

i.       Property Condition

ii.       Work done during the year None

iii.       Details of Equipment

There currently is no equipment on site.

e.       Rock formations and mineralization

f.       Map

Index

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

Index

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

Holders

As of December 31, 2021, there were 153,556,362 shares of common stock issued and outstanding held by approximately 220 stockholders of record. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

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

As at December 31, 2021, we were in arrears in our dividends on preferred shares. The balance of dividends payable of $486,202 includes dividends of $78,769 and accrued interest of $207,432, accrued at 10.0% interest compounded annually.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.  However, during 2021, securities were to be issued to employees under individual employment agreements as further detailed below in “Recent Sales of Unregistered Securities” and Item 13.

Recent Sales of Unregistered Securities

a)	Common Stock

During the year ended December 31, 2021, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

During the year ended December 31, 2021, the Company issued 7,200,000 shares of common stock to third parties for the acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share for a total value of $459,000.

During the year ended December 31, 2021, the Company issued 3,933,334 shares of common stock to third parties for investor services at the transaction prices ranging from $0.10 to $0.15 per share for a total value of $570,000.

During the year ended December 31, 2021, the Company issued 738,347 shares of common stock to third parties for exploration services at the transaction price of $0.07 per share for a total value of $61,405.

During the year ended December 31, 2021, the Company issued 200,000 shares of common stock to third parties for a private placement $0.02 per share for a total value of $10,000.

Stock To be Issued

As of December 31, 2021, the Company has yet to issue 9,521,577 shares of common stock at the transaction prices ranging from $0.02 to $0.15 per share for a total of $2,682,11. In addition, 3,576,534 shares of common stock are to be issued to directors for services recorded in prior years. An additional 1,995,043 shares of common stock are yet to be issued for debt settlements from prior years.

Index

For the year ended December 31, 2021, 2,000,000 shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as consulting fees having a total value of $200,000 within shares to be issued.

As December 31, 2021, the Company had not yet issued 1,950,000 shares of common stock for debt settlements having a total value of $39,000. This was recorded as reduction in current liabilities and as an increase within shares to be issued.

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

As of December 31, 2021, we had cash on hand of $293 and current liabilities of $1,463,282. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2022. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the fiscal year ended December 31, 2021, net cash used in operating activities was $(65,397) compared with $(112,189) used in operating activities for the fiscal year ended December 31, 2020.  The cash flow used in operating activities in the fiscal year ended December 31, 2021 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2020 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2021, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2020.

Index

Net cash provided by financing activities. During the fiscal year ended December 31, 2021, net cash provided by financing activities was $66,172 compared with $115,226 provided by financing activities for the fiscal year ended December 31, 2020.  The cash flow provided by financing activities in the fiscal year ended December 31, 2021 was primarily attributable to advances from shareholders and a private placement. The cash flow provided by financing activities in the fiscal year ended December 31, 2020 was primarily attributable to advances from shareholders and the issuance of preferred shares.

(b)       Results of Operations.

Comparison of Fiscal Year Ended December 31, 2021 to Fiscal Year Ended December 31, 2020

We earned no revenues during the fiscal year ended December 31, 2021 and we earned $15,336 in revenues from the sale of four mining leases during the fiscal year ended December 31, 2020.  We do not anticipate earning any further revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees decreased to $116,400 for the fiscal year ended December 31, 2021 from $200,000 for the fiscal year ended December 31, 2020. The increase in consulting fees was primarily attributable to the decrease in the trading price range of the common stock used for stock based executive compensation.

Exploration Expenses.  Exploration expenses decreased to $1,904 for the fiscal year ended December 31, 2021 from $67,357 for the fiscal year ended December 31, 2020.  The decrease in exploration expenses was attributable to reduced drilling, staking fees and geological consultants.

General and Administrative Expenses.  General and administrative expenses increased to $499,546 for the fiscal year ended December 31, 2021 from $13,716 for the fiscal year ended December 31, 2020. The increase was due to increased costs associated with marketing.

Professional Fees.  Professional fees decreased to $69,926 for the fiscal year ended December 31, 2021 from $95,821for the fiscal year ended December 31, 2020. The fees are the Company’s costs associated with Company filings.

Interest Expense.  Interest expense was $24,013 for the fiscal years ended December 31, 2021 and $18,670 for the fiscal year ended December 31, 2020. The interest accrued on the David Mason loan as described in Note 5 to the financial statements.

Depreciation.  Depreciation expenses of $Nil for the fiscal year ended December 31, 2021 and for the fiscal year ended December 31, 2020. The company did not acquire any depreciable assets during the year.

Loss on Note Receivable.   The loss in 2021 was due to the settlement of a debt netted against a note receivable as described in Note 7 to the financial statements.

Loss on Debt Settlement.   The loss in 2021 was due to the settlement of a debt exchanged for share of commonstock and warrants as described in Note 7 to the financial statements.

Loss on Disposal of Mineral Rights.   The loss in 2020 was due to the impairment charge on mineral rights as described in Note 4 to the financial statements.

Net loss.  For the fiscal year ended December 31, 2021, we incurred a net loss of $(1,000,689) as compared to a net loss of $(860,556) for the fiscal year ended December 31, 2020.  The net loss was primarily a result of the increase in marketing exploration activity and, not yet having commenced its mining operations, terminated or expired property agreements, impairment of acquired mineral rights.

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

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 1930)

To the Board of Directors and Stockholders of Joshua Gold Resources Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Joshua Gold Resources Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Going Concern

Critical Audit Matter Description

As described in Note 1, the Company’s operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned expenditures, future financings and market conditions. Future economic conditions, including the impact of the global COVID-19 pandemic and effects of key events subsequent to the year end, such as debt financing, also impacted management’s judgements and estimates.

We identified the Company’s ability to continue as a going concern as a critical audit matter, because auditing the Company’s going concern assessment is complex, and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, and continue to be, volatile as a result of the COVID-19 pandemic.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

•

We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;

•

We inquired and evaluated management’s plan for future actions, including subsequent events, and whether the outcome of these plans is likely to improve the situation and assessed the feasibility of the plan;

•

We evaluated management’s process for preparing the business plan with forecasted cash flows included in the going concern assessment;

•

We assessed the completeness, accuracy, and relevance of underlying data used in management’s forecast;

•

We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2016.

Mississauga, Canada

March 31, 2022

Index

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Balance Sheet

Presented in US Dollars
	December 31, 2021	December 31, 2020
Current Assets
Cash	$293	$3,716
Accounts receivable and other assets	11,043	11,237
Prepaid expenses	88,330	-
Notes receivable (Note 7)	10,521	19,000
Total Current Assets	110,187	33,953
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$110,188	$33,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$314,671	$297,594
Accrued liabilities	27,278	27,410
Advances from stockholders (Note 4)	635,131	555,555
Dividends Payable (Note 6)	486,202	419,848
Due on mineral rights (Note 5)	-	39,270
Total Liabilities	1,463,282	1,339,677

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	25	25
shares authorized; 243,690 shares issued and
outstanding (December 31, 2020 – 243,690) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 153,556,362 shares issued and
outstanding (December 31, 2020 –141,484,681) (Note 6)	15,346	14,139
Additional Paid In Capital (Note 6)	12,278,733	11,179,536
Shares to be Issued (Note 6)	2,256,444	2,341,728
Accumulated other comprehensive income	51,549	46,998
Accumulated Deficit	(15,955,191)	(14,888,149)
Total Stockholders' Deficit	(1,353,094)	(1,305,723)
Total Liabilities and Stockholders' Deficit	$110,188	$33,954

Going Concern – see Note 1
Commitments and Contingencies – See Note 3

See accompanying notes to the financial statements

Index

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Year ended	Year ended
	December 31, 2021	December 31, 2020
REVENUE
Sale of mineral property leases	$-	$15,336
OPERATING EXPENSES

Consulting fees (Note 6)	$116,400	$200,000
Professional fees	69,926	95,821
General and administrative	499,546	13,717
Exploration	1,904	67,357
Interest	24,013	18,670
Foreign exchange loss (gain)	701	(6,672)
Loss on note receivable (Note 7)	8,479	-
Loss on debt settlement(Note 6)	9,720	-
Loss on impairment of properties (Note 3)	270,000	487,000
TOTAL OPERATING EXPENSES	1,000,689	875,893

NET LOSS	(1,000,689)	(860,557)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	4,551	(13,532)
NET LOSS AND COMPREHENSIVE LOSS	$(996,138)	$(874,089)

NET LOSS	$(1,000,689)	$(860,557)
Dividends on Preferred Stock	(66,353)	(59,986)
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(1,067,042)	$(920,543)

LOSS PER SHARE - BASIC AND DILUTED	$0.0067	$0.0062

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	150,986,918	139,729,490

See accompanying notes to the financial statements

Index

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

For the years ended December 31, 2021 and December 31, 2020

Presented in US Dollars

	Preferred Stock		Common Stock		Additional Paid-in	Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Issued	Income	Deficit	Deficit
Balance – December 31, 2019	240,000	24	138,084,681	13,799	10,878,186	1,901,044	60,530	(13,967,606)	(1,114,023)

Stock to be issued for compensation (Note 6)						200,000			200,000

Stock issued from private placement (Note 6)	3,690	1			3,689				3,690

Stock issued for mineral rights (Note 6)			3,400,000	340	297,660				298,000

Stock issued for services (Note 6)						51,685			51,685

Stock to be issued for mineral rights (Note 6)						189,000			189,000

Foreign currency translation							(13,532)		(13,532)

Net loss								(860,557)	(860,557)

Dividends								(59,986)	(59,986)

Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)

Stock to be issued for compensation (Note 6)						116,400			116,400

Stock issued from private placement (Note 6)			200,000	20	9,980	-			10,000

Stock issued for debt settlement (Note 6)			738,347	74	61,331	(12,685)			48,720

Stock issued for mineral rights (Note 6)			7,200,000	720	458,280	(189,000)			270,000

Stock issued for services (Note 6)			3,533,334	353	529,647				530,000

Stock issued for services (Note 6)			400,000	40	39,960				40,000

Foreign currency translation							4,551		4,551

Net loss								(1,000,689)	(1,000,689)

Dividends								(66,353)	(66,353)

Balance – December 31, 2021	243,690	25	153,556,362	15,346	12,278,733	2,256,444	51,549	(15,955,191)	(1,353,094)

See accompanying notes to the financial statements

Index

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

Presented in US Dollars

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(1,000,689)	$(860,557)
Adjustments for non-cash items:
Loss on impairment of mineral rights	270,000	487,000
Loss on debt settlement (Note 6)	9,720	-
Loss on note receivable (Note 7)	8,479	-
Interest on shareholder loans	24,013	-
Stock based compensation	116,400	200,000
Issuance of Common shares for services (Note 6)	570,000	51,685
Adjustments for changes in working capital
Accounts receivable and other assets	8,673	8,653
Prepaid expenses	(88,330)	-
Accounts payable and accrued liabilities	16,337	(281)
Due on mineral rights	-	1,311
NET CASH USED IN OPERATING ACTIVITIES	(65,397)	(112,189)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	56,172	111,535
Advances from Private placement (Note 6)	10,000	-
Debt settlement of mineral rights loan (note 7)	(8,479)	-
Loss on Note receivable (Note 7)	(39,270)	-
Issuance of shares from debt settlement (Note 7)	39,000	-
Issuance of Preferred shares (Note 6)	-	3,691
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,423	115,226

EFFECT OF EXCHANGE RATE CHANGE FOR OPENING CASH	4,551	(13,532)
NET (DECREASE) IN CASH	(3,423)	(10,495)
CASH, BEGINNING OF YEAR	3,716	14,211
CASH, END OF YEAR	$293	$3,716

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to for services	$570,000	$-
Stock issuances to acquire mineral properties	$270,000	$487,000

See accompanying notes to the financial statements.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

1.Nature of Operations and Going Concern

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

The Company has the rights to ten mineral properties in Ontario and in the Northwest Territories, Canada. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable.

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

The Company has incurred a net loss of $1,000,689 for the year ended December 31, 2021, and a working capital deficit of $1,353,095. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that the action and plan above will be sufficient for the Company to continue operating as a going concern.

The statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

2.Significant Accounting Policies

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

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

2.Significant Accounting Policies – continued

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

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

2.Significant Accounting Policies – continued

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

There were no dilutive financial instruments for the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020 and had no impact on the Company’s unaudited condensed interim financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer, that simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. The new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019 and had no impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

3.Mineral Property Interests

Mineral Properties
Balance at January 1, 2016	$1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property (a)	(15,000)
Balance at December 31, 2016	$1
Rollo Property	25,000
Janes Reef Property	16,000
Asquith Property	10,000
C1 Mortimer Property (c)	941,460
Impairment charge (c)	(992,460)
Balance at December 31, 2017 and 2018	$1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge (c) (d) (e)	(1,700,120)
Balance at December 31, 2019	$1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge (f)(g)(h)(i)(j)	(487,000)
Balance at December 31, 2020	1
Niobe Property (k)	120,000
Benoit West Property (l)	150,000
Impairment charge (k)(l)	(270,000)
Balance at December 31, 2021	1

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

The Carson Property is 1,812 acres in area and is located north by north-west of the City of Yellowknife, in the Northwest Territories, Canada. The Company’s interest in the property consists of a 21-year mining lease, which expires on December 31, 2024 and for which the Company was responsible for making annual lease payments of $1,141, in order to keep the lease in good standing.

On December 13, 2012, the Company terminated its acquisition agreement for the Carson Property with 2214098 Ontario Ltd. Under the terms of the agreement, the Company returned the property to the vendor, and both parties are released from any further obligation under the agreement.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

3.Mineral Property Interests -continued

a)Carson Property -continued

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

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

n)Kenty Gold Property-continued

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

As at December 31, 2021, these matters remain to be resolved.

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

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

o)C1 Mortimer Property

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

6.The Company must maintain proper insurance on the Property at all times either by itself as a policy holder or through policies held by the Company's contractors such that the prospector owners have no legal liability at any time on the Property,

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

As at December 31, 2021 and December 31, 2020, the Company had yet to issue 2,400,000 common shares of stock to the prospector owners. In 2019, the Company recognized an additional impairment charge of $359,760 on the carrying value of the C1 Mortimer Property based on the substantial doubt of the Company’s ability to raise adequate financing.

p)Chewitt Property

During the year ended December 31, 2020, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the Chewitt Property. Under the acquisition agreement, the Company issued equity consideration of 300,000 shares of common stock and cash of $360 ($475 CDN).

In 2019, the Company recognized an impairment charge of $60,360 on the carrying value of the Chewitt Property based on the substantial doubt of the Company’s ability to raise adequate financing.

q)King Solomon Mines Property

During the year ended December 31, 2020, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired the mining lease to the King Solomon Mines Property. Under the acquisition agreement, the Company issued equity consideration of 8,000,000 shares of common stock and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1%NSR) for $2 Million Canadian dollars ($2,000,000).

In 2019, the Company recognized an impairment charge of $1,280,000 on the carrying value of the King Solomon Property based on the substantial doubt of the Company’s ability to raise adequate financing.

r)Borden Lake North Property

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

During the year ended December 31, 2020, the Company recognized an impairment charge of $15,000 on the carrying value of the Borden Lake North Property based on the substantial doubt of the Company’s ability to raise adequate financing.

s)Halcrow Gold, McCool, Seymour Lake Property

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

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

t)Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario. The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at December 31, 2021, the shares are reflected in Shares to be issued.

In 2020, the Company recognized an impairment charge of $138,000 on the carrying value of the Haycock Gold Property, Godfrey and Roma Lake Property based on the substantial doubt of the Company’s ability to raise adequate financing.

u)Hiltz Property

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

v)Jo-Anne Property

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

w)Niobe Property

On May 15, 2021, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in fifteen claims, known as the Borden North Property in Collins\Chewett Townships located in Northern Ontario. Under the acquisition agreement, the Company issued equity consideration of 2,000,000 shares of common stock, valued at US$0.06 per share and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. The Vendor granted the Purchaser an Option to purchase 50% of the NSR (1.0%NSR) for $2 Million Canadian dollars ($2,000,000).

In the year ended December 31, 2021, the Company recognized an impairment charge of $120,000 on the carrying value of the Niobe Property based on the substantial doubt of the Company’s ability to raise adequate financing. In addition, no work was done on these claims and they expired in December of 2021.

x)Benoit West Property

On August 17, 2021, the Company entered into a mineral property acquisition agreement, pursuant to which the Company acquired 100% interest in fifteen claims, known as the Benoit West located in Northern Ontario. Under the acquisition agreement, the Company issued equity consideration of 2,500,000 shares of common stock, valued at US$0.06 per share and agreed to a two per cent (2.0%) Net Smelter Royalty (NSR) to be paid. Vendor granted the Purchaser an Option to purchase 50% of the NSR (1.0%NSR) for $1 Million Canadian dollars ($1,000,000).

In the year ended December 31, 2021, the Company recognized an impairment charge of $150,000 on the carrying value of the Benoit West Property based on the substantial doubt of the Company’s ability to raise adequate financing. No work was done on these claims and they expired in December of 2021.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

4.Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	December 31, 2021	December 31, 2020

Due to Alan Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Alan Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to Penny Currah, stockholder and consultant to the Company. The amount is non-interest bearing, unsecured and has no specified terms of repayment.	1,172	-

Due to David Mason – former Director and Consultant	122,587	99,053

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with $7,500 common shares. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the Mortimer property, which the Company no longer owns, or 150,000 common shares. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$30,722 ($24,012) in 2021 and CDN$24,704 ($18,670) in 2020 which is included in the amount of the loan.

Due to Friggi N. A. Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. During the year the amount of the advances totalled US $55,000, these amounts were non-interest bearing, unsecured and had no terms of repayment.	431,660	376,791

Due to 1873942 Ontario Inc., a company under the control of Dino Micacchi Secretary-Treasurer and CFO of the Company. These amounts are non-interest bearing, unsecured and have no terms of repayment.	4,850	4,850
Advances from Shareholders	$635,131	$555,555

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

5.Amounts Due On Mineral Rights Acquisitions

	December 31, 2021	December 31, 2020
Due to Andrew Currah re: Kenty Property	$-	$39,270

On December 13, 2021 Andrew Currah sold $12,500 of his loan to a third party for $12,500 cash at fair value after which the entire debt was settled for shares of common stock and warrants as described in note 6.

6.Capital Stock

a)Common Stock

During the year ended December 31, 2021, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

During the year ended December 31, 2020, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

During the year ended December 31, 2021, the Company issued 7,200,000 shares of common stock to third parties for the acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share for a total value of $459,000.

During the year ended December 31, 2020, the Company issued 3,400,000 shares of common stock to third parties for the acquisition of mineral rights at the transaction prices ranging from $0.06 to $0.07 per share for a total value of $298,000.

During the year ended December 31, 2021, the Company issued 3,933,334 shares of common stock to third parties for investor services at the transaction prices ranging from $0.10 to $0.15 per share for a total value of $570,000.

During the year ended December 31, 2021, the Company issued 738,347 shares of common stock to third parties for exploration services at the transaction price of $0.07 per share for a total value of $61,405.

During the year ended December 31, 2021, the Company issued 200,000 shares of common stock to third parties for a private placement $0.02 per share for a total value of $10,000.

b)Stock To be Issued

As of December 31, 2021, the Company has yet to issue 9,521,577 (2020 – 9,009,924) shares of common stock at the transaction prices ranging from $0.02 to $0.15 per share for a total of $2,256,444 (2020 -$2,341,728). In addition, 3,576,534 (2020 – 1,576,534) shares of common stock are to be issued to directors for services recorded in prior years. An additional 1,995,043 (2020 – 1,995,043) shares of common stock are yet to be issued for debt settlements from prior years.

For the year ended December 31, 2021, 2,000,000 (2020- 2,000,000) shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as consulting fees having a total value of $116,400 (2020 $200,000) within shares to be issued.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

6.Capital Stock

b)Stock To be Issued - continued

For the year ended December 31, 2021, the Company had not yet issued 1,950,000 shares of common stock and warrants for 1,950,000 shares of common stock with an expiry date of December 13, 2024 for debt settlements having a total value of $39,000. The fair value of the commons shares was $0.021 per share for a total of $40,950. The warrants were valued at $0.004 each for a total of $7,860 based on the following assumptions:

1.	Exercise price of each warrant	$0.20
2.	Expected life in years	3
3.	Annualized Volatility	100%
4.	Annual rate of quarterly dividends	0%
5.	Discount rate – Bond Equivalent yield	0.95%
6.

This was recorded as reduction in current liabilities and as an increase within shares to be issued.

c)Preferred Stock

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

d)Dividends

As at December 31, 2021, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $486,202 (December 31, 2020 - $419,848) includes dividends of $278,769 (December 31, 2020 - $254,400) and accrued interest of $207,433, (December 31, 2020 - $165,448), accrued at 10.0% interest compounded annually.

Preferred dividends for the year ended December 31, 2021 and 2020 had an effect of $nil on loss per share available to common stockholders.

e)Warrants

During the year, 1,950,000 warrants became issuable for a debt settlement as described in note 6 b).

The Company had no warrants outstanding at December 31, 2020.

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

6.Capital Stock – continued

f)Stock-Based Compensation

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

For the year ended December 31, 2021, 2,000,000 shares (December 31, 2020 – 2,000,000) became issuable in connection with stock-based compensation arrangements.

These shares were valued ranging from $0.03 to $0.11 per share and resulted in compensation expense of $116,400. These fees were recorded as a component of consulting fees in the amount of $116,400 (December 31, 2020 – $200,000) on the statements of operations and comprehensive loss.

7.Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(f) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Receivable from Related Parties

	December 31, 2021	December 31, 2020
Receivable from Sabine Frisch for stock to be issued, Sabine Frisch is the wife of Scott Keevil a stockholder and consultant to the Company	$10,521	$19,000

This amount is non-interest bearing, unsecured and had no terms of repayment. Subsequent to the year end this receivable was settled by netting the balance of $19,000 against the accounts payable debt amount owing to Firelake Resources Inc. of $13,425 as described in Note 9.

8.Income Taxes

As at December 31, 2021 and 2020, the Company had no accrued interest and penalties related to uncertain tax positions. Reconciliation of the statutory tax rate of 21% (2020 - 21%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statements of operations and comprehensive loss is as follows:

Income tax rate	21.0%	21.0%

	For the Years Ended December 31,
	2021	2020

Loss before income tax	$(1,000,689)	$(860,557)

Expected income tax recovery	(210,145)	(180,717)
Unrealized foreign exchange	147	(1,401)
Other permanent difference	5,043	3,921
Stock-based compensation	24,444	42,000
Change in valuation allowance	180,511	136,197
Income tax expense	$-	$-

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

The following table summarizes the significant components of deferred tax:

	For the Years Ended December 31,
	2021	2020
Deferred tax asset:
Net operating loss carry forward	$6,626,368	$6,056,895
Exploration and development costs	3,555693	3,265,590

Valuation allowance	$(10,182,061)	$(9,322,485)

The Company has net operating loss carryovers of approximately $6.6 million for federal and state income tax purposes, which begin to expire in 2029. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2021 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

9.Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, advances from stockholders, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2021 and 2020.

59

Index

Joshua Gold Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the year ended December 31, 2021

9.Financial Instruments - continued

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

10.Subsequent Events

Subsequent to the year end the Company President, Benedetto Fuschino, advanced the company $25,000 through Friggi N.A. Inc., a company controlled by him, and $10,000 through 1815618 Ontario Inc., a company controlled by him, at 0% interest secured by a promissory note with no set terms of repayment.

Subsequent to the year end the Company settled an account receivable from Sabine Frisch of $19,000 and an account payable of $10,421 to Firelake Resources Inc., a corporation controlled by Scott Keevil, the husband of Ms. Frisch. The settlement resulted in a loss to the Company in the amount of $8,479. The loss on settlement is recognized in the statement of operations ended December 31, 2021.

60

Index

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2021. Material weaknesses in the Company’s internal control over financial reporting that were discovered in our financial reporting as of December 31, 2021, included (i) the limited number of staff at the Company; and (ii) the inability of the Company to achieve proper segregation of duties among its staff for effective internal control over financial reporting. The Company does not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. This is considered a material weakness in the Company’s internal control.

Index

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Benedetto Fuschino	61	President, Chief Executive Officer and Director
Dino Micacchi	67	Secretary-Treasurer, Chief Financial Officer and Director

Benedetto Fuschino

Mr. Fuschino, age 61, currently serves as a member of the board of directors and as President and Chief Operating Officer of the Company, since October 14, 2014. Mr. Fuschino is the President of Friggi N.A. Inc. a sector leader and partner to the most important international players of the steel and aluminum cutting industry.  Friggi's worldwide market share within the sector includes: 30% Italy, 40% Europe and 30% North America and Japan. During his tenure with Friggi, Mr. Fuschino formulated the business plan to introduce Italian products to North America, set up a distribution network, and managed and maintained network and customer relations.  Mr. Fuschino studied business at the University of Western Ontario, and is currently studying contractual law there.  He has also studied marketing and communications at the University of Windsor, Odette School of Business.

Dino Micacchi

Mr. Micacchi, age 67, currently serves as a member of our board of directors and as Secretary-Treasurer and Chief Financial Officer. Mr. Micacchi has over thirty years of experience within the corporate accounting sector and private practice.  From September 2011 to November 2020, Mr. Micacchi served as a partner and officer for Micacchi Warnick & Company Professional Corporation Chartered Accountants. From April 1989 to September 2011, Mr. Micacchi served as a partner for VMSW Chartered Accountants and its predecessor Public Accounting firms. Mr. Micacchi serves as Director and officer on the board of Oxford Technology Group Inc., MW&Co Wealth Management Inc., and MW&CO Realty II Inc.  From September 2017 to July 2020, Mr. Micacchi served as Director for the Independent Accountants Investment Group, a wealth management corporation based in Ontario, Canada. Mr. Micacchi holds a Bachelor of Arts degree from the University of Western Ontario, London, Canada.  Mr. Micacchi achieved his designation as a Chartered Accountant from the Canadian Institute of Chartered Accountants in 1985.

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

Index

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

Index

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

Joshua Gold Resources Inc., Attn: CFO, 20- 1033 Pattullo Ave., Woodstock, Ontario, Canada N4V 1C8.

Nominees to the Board of Directors

During the Company’s 2021 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity	Non-Qualified

						Incentive Plan	Deferred

Name and				Stock	Option	Compensation	Compensation	All Other

Principal		Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total

Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Benedetto Fuschino,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1)	2018	-	-	50,000	-	-	-	-	50,000
	2019	-	-	96,225	-	-	-	-	96,225
	2020	-	-	100,000	-	-	-	-	100,000
	2021	-	-	58,200	-	-	-	-	58,200
Dino Micacchi,	2017	-	-	50,000	-	-	-	-	50,000
CEO, President and Director (1) (2)	2018	-	50,000	50,000	-	-	-	-	100,000
	2019	-	-	96,225	-	-	-	-	96,225
	2020	-	-	100,000	-	-	-	-	100,000
	2021	-	-	58,200	-	-	-	-	58,200

Note (1) The number of common shares issued or to be issued were 1,000,000 at $0.05 per common share per year, as at year ended December 31, 2020 the share price ranged from $0.05 – $0.1649.

Index

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

As of December 31, 2021, no options have been exercised and the options for the 2017, 2018 and 2019 have expired.

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

Both agreements are reviewable on the anniversary date and in January 2019, both agreements were amended to continue the grant of 1,000,000 shares of common stock for 2019 for their services. In 2019, Mr. Micacchi was granted a bonus of 1,000,000 common shares to be issued. All share grants were valued at $0.05 during the period of the agreement. As at December 31, 2021, no agreements have been settled for 2020 and 2021.

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

Index

The percentages below are calculated based on 153,556,362 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock other than described under the caption “Employment Agreements.”

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Benedetto Fuschino (1)(2) 883 Isabel St. Woodstock, Ontario, Canada N4S 2A7	26,290,825	17.12%

Dino Micacchi (1)(3) 92 Oakridge Avenue Innerkip Ontario Canada N0J 1M0	7,903,466	5.15%

All officers, directors, and beneficial owners as a group	34,194,291	22.27%

(1)	The person listed is an officer and/or director of the Company.
(2)	Mr. Fuschino directly holds 9,070,457 shares of common stock of the Company and is the sole shareholder and director of Friggi N.A. Inc. which holds 17,220,353 of Common stock of the Company and is the sole shareholder and director of 1815618 Ontario Inc. which holds 4,137,034 of Common stock of the Company

(3)	Mr. Micacchi directly holds 540,615 shares of common stock of the Company and is the sole shareholder and director of 1873942 Ontario Inc. which holds 6,877,851 shares of Common stock of the Company. Immediate family members also hold a total of 485,000 shares of Common stock of the Company.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following information is provided as of December 31, 2021:

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

Index

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

During the year ended December 31, 2021, Friggi N.A. Inc, a corporation owned and controlled by Benedetto Fuschino, the President and a director of the Company, advanced $55,000 to the company secured by promissory note. The note has no set terms of repayment and is payable on demand and bears interest at 0%. As at December 31, 2021, no interest has been paid and the outstanding principal balance was $431,660. (December 31, 2019 - $376,791)

As at December 31, 2021, 1873942 Ontario Inc., a corporation owned and controlled by Dino Micacchi, the Chief Financial Officer and a director of the Company, the Company owed the outstanding principal balance of $4,850. (December 31, 2019 - $4,850). No interest has been paid.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Joshua Gold by its principal auditor during the calendar years ended December 31, 2021 and 2020:

Fee category	2021	2020
Audit Fees (1)	$51,397	$47,072
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,397	$47,072

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

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Balance Sheets of Joshua Gold Resources Inc. as of December 31, 2021 and 2020

Statements of Stockholders' Deficit of Joshua Gold Resources Inc. for the year ended December 31, 2021 and 2020

Statements of Operations and Comprehensive Loss of Joshua Gold Resources Inc. for the years ended December 31, 2021 and 2020

Statements of Cash Flows of Joshua Gold Resources Inc. for the years ended December 31, 2021 and 2020

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOSHUA GOLD RESOURCES INC.

Date: March 31, 2022	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 31, 2022	/s/ Dino Micacchi
Dino Micacchi
Secretary/Treasurer, Chief Financial Officer(Principal Financial Officer) and Director