Form 10-Q
period 2022-03-31
JOSHUA GOLD RESOURCES INC
filed 2022-05-16
CIK 1475430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2022

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

As of May 16, 2022, there were 155,506,362 shares of common stock, par value $0.0001, issued and outstanding.

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

Joshua Gold Resources Inc.

Index to the Unaudited Condensed Interim Financial Statements

Unaudited Condensed Interim Balance Sheets as at March 31, 2022 and December 31, 2021

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2022 and March 31, 2021
Unaudited Condensed Interim Statements of Stockholders’ Deficit for the three month periods ended March 31, 2022 and year ended December 31, 2021
Unaudited Condensed Interim Statements of Cash Flows for the three month periods ended March 31, 2022 and March 31, 2021
Notes to Unaudited Condensed Interim Financial Statements for the three month periods ended March 31, 2022 and March 31, 2021

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Balance Sheets

Presented in US Dollars

	March 31, 2022	December 31, 2021
Current Assets
Cash	$3,084	$293
Accounts receivable and other assets	11,273	11,043
Prepaid expenses	-	88,330
Notes receivable (Note 7)	-	10,521
Total Current Assets	14,357	110,187
Other Assets
Mineral properties (Note 3)	1	1
TOTAL ASSETS	$14,358	$110,188

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$291,361	$314,671
Accrued liabilities	13,667	27,278
Advances from stockholders (Note 4)	685,189	635,131
Dividends Payable (Note 6)	502,790	486,202
Total Liabilities	1,493,007	1,463,282

Stockholders' Deficit
Preference Shares, $0.0001 par value; 100,000,000	25	25
shares authorized; 243,690 shares issued and
outstanding (December 31, 2021 – 243,690) (Note 6)
Common Stock, $0.0001 par value; 400,000,000
shares authorized; 155,506,362 shares issued and
outstanding (December 31, 2021 –153,556,362) (Note 6)	15,541	15,346
Additional Paid In Capital (Note 6)	12,317,538	12,278,733
Shares to be Issued (Note 6)	2,224,944	2,256,444
Accumulated other comprehensive income	40,699	51,549
Accumulated Deficit	(16,077,396)	(15,955,191)
Total Stockholders' Deficit	(1,478,649)	(1,353,094)
Total Liabilities and Stockholders' Deficit	$14,358	$110,188

Going concern (note 1)

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Operations and Comprehensive Loss

Presented in US Dollars

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
REVENUE
Sale of mineral property leases	$-	$-

OPERATING EXPENSES
Consulting fees (Note 6)	$7,500	$55,000
Professional fees	1,279	9,713
General and administrative	81,487	53,653
Exploration	11,123	-
Interest	6,940	5,618
Foreign exchange loss (gain)	1,839	97
TOTAL OPERATING EXPENSES	110,168	124,081

NET LOSS	(110,168)	(124,081)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(6,299)	(2,781)
NET LOSS AND COMPREHENSIVE LOSS	$(116,467)	$(126,862)

NET LOSS	$(110,168)	$(124,081)
Dividends on Preferred Stock	(16,587)	(16,495)

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$(126,755)	$(140,576)

LOSS PER SHARE - BASIC AND DILUTED	$0.0007	$0.0009

WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	153,556,362	145,073,979

See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Stockholders’ Deficit

For the three-month period ended March 31, 2022 and year ended December 31, 2021

Presented in US Dollars

	Preferred Stock		Common Stock	Additional		Stock to be Issued	Accumulated Other	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital		Comprehensive	Deficit	Stockholders’
							Income		Deficit
Balance – December 31, 2020	243,690	25	141,484,681	14,139	11,179,536	2,341,728	46,998	(14,888,149)	(1,305,723)
Stock to be issued for compensation (Note 6)						116,400			116,400
Stock issued from private placement (Note 6)	-	-	738,347	74	61,331	(12,685)			10,000
Stock issued for mineral rights (Note 6)	-	-	7,200,000	720	458,280	(189,000)			270,000
Stock issued for services (Note 6)	-	-	3,533,334	353	529,647	-			530,000
Stock to be issued for mineral rights (Note 6)	-	-	400,000	40	39,960	-			40,000
Foreign currency translation							4,551		4,551
Net loss								(1,000,689)	(1,000,689)
Dividends								(66,353)	(66,353)
Balance – December 31, 2021	243,690	25	153,556,362	15,346	12,278,733	2,256,444	51,549	(15,955,191)	(1,353,094)
Stock to be issued for compensation (Note 6)						7,500			7,500
Foreign currency translation							(6,299)		(6,299)
Net loss								(110,168)	(110,168)
Dividends								(16,588)	(16,588)
Balance – March 31, 2022	243,690	25	155,506,362	15,541	12,278733	2,224,944	45,250	(16,081,947)	(1,478,649)

                               See accompanying notes to the unaudited condensed interim financial statements

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Unaudited Condensed Interim Statements of Cash Flows

Presented in US Dollars

	Three months ended March 31, 2022	Three months ended March 31, 2021
CASH FLOWS USED IN OPERATIONS
OPERATING ACTIVITIES
Net loss	$(110,168)	$(124,081)
Adjustments for non-cash items:
Interest on shareholder loans	6,940	5,618
Stock based compensation	7,500	55,000
Issuance of Common shares for services (Note 6)	-	570,000
Adjustments for changes in working capital
Accounts receivable and other assets	10,291	(427)
Prepaid expenses	88,330	(519,165)
Accounts payable and accrued liabilities	(35,303)	(4,784)
Due on mineral rights	-	490
NET CASH USED IN OPERATING ACTIVITIES	(32,410)	(17,349)

FINANCING ACTIVITIES
Advances from stockholders (Note 4)	41,500	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,500	30,000

EFFECT OF EXCHANGE RATE CHANGE FOR OPENING CASH	(6,299)	(1,209)
NET INCREASE IN CASH	2,791	11,442
CASH, BEGINNING OF YEAR	293	3,716
CASH, END OF YEAR	$3,084	$15,158

SUPPLLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
Stock issuances to for services	$-	$-
Stock issuances to acquire mineral properties	$-	$189,000

See accompanying notes to the unaudited condensed interim financial statements

8

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

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

The Company has incurred a net loss of $110,168 for the three-month period ended March 31, 2022, and a working capital deficit of $1,478,650. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

2.

Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

For the three month periods ended March 31, 2022 and 2021

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

There were no dilutive financial instruments for the three-month periods ended March 31, 2022 and 2021.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

2.

Significant Accounting Policies - continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

3.

Mineral Property Interests

Balance at January 1, 2016	$1
Carson Property acquisition (a)	15,000
Impairment charge Carson Property	(15,000)
Kenty Property (b)	-
Balance at December 31, 2016	$1
Rollo Property (expired)	25,000
Janes Reef Property (expired)	16,000
Asquith Property (expired)	10,000
C1 Mortimer Property (c)	941,460
Impairment charge	(992,460)
Balance at December 31, 2017 and 2018	$1
C1 Mortimer amendment (c)	359,760
Chewitt Property (d)	60,360
King Solomon Mines Property (e)	1,280,000
Impairment charge	(1,700,120)
Balance at December 31, 2019	$1
Borden Lake North (f)	15,000
Halcrow, McCool, Seymour Lake (g)	145,000
Haycock, Godfrey and Roma (h)	138,000
Hiltz (i)	21,000
Jo-Anne Property(j)	168,000
Impairment charge	(487,000)
Balance at December 31, 2020	$1
Niobe Property (k)( expired)	120,000
Benoit West Property (l)	150,000
Impairment charge	(270,000)
Balance at December 31, 2021 and March 31, 2022	$1

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

3.

Mineral Property Interests -continued

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

(a)

Closing Date.  CDN$50,000 within six   (3) business days following the closing date.

(b)

February 4, 2013.

(i)

CDN$100,000 on or before February 4, 2013; and

(ii)

200,000 common shares of Company on or before February 4, 2013.

(c)

April 4, 2013.

(i)

CDN$150,000 on or before April 4, 2013; and

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

b)

Kenty Gold Property-continued

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

b)

Kenty Gold Property-continued

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

As at March 31, 2022, these matters remain to be resolved.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

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

4.

Grant Larry Salo first right of refusal on all exploration work.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

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

e)

King Solomon Mines Property

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

During the three-month period ended March 31, 2022 the Company began conduction of a magnetic survey on the property with the use of drone equipment.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

For the three month periods ended March 31, 2022 and 2021

h)

Haycock, Godfrey, Roma Lake Property

On August 20, 2020, the Company purchased a 100% interest in twenty claims, known as the Haycock Gold Property, Godfrey and Roma Lake Property in Northern Ontario.  The Company paid two million three hundred thousand JSHG common shares at $0.06 per share for the mineral property and a three per cent (3%) Net Smelter Royalty ('NSR') of which the Company has the option to repurchase 75% of the NSR for one million Canadian dollars ($1,000,000) for each of the three properties at any time. As at March 31, 2022, the shares are reflected in Shares to be issued.

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

Niobe Property

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

l)

Benoit West Property

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

l)

Benoit West Property (continued)

In the year ended December 31, 2021, the Company recognized an impairment charge of $150,000 on the carrying value of the Benoit West Property based on the substantial doubt of the Company’s ability to raise adequate financing.No work was done on these claims and they expired in December of 2021.

4.

Advances From Stockholders

The Company has advances from related stockholders and various individuals and corporations who are not related parties.

	March 31, 2022	December 31 , 2021
Due to Alan Ward – former CEO	$74,861	$74,861

During the year ended December 31, 2016, Alan Ward, the former CEO of the Company transferred personal shareholdings to a vendor of the Company and assumed the debt previously owed to the vendor. The amount is non-interest bearing, unsecured and has no specified terms of repayment.

Due to Penny Currah, stockholder and consultant to the Company. The amount is non-interest bearing, unsecured and has no specified terms of repayment.	1,185	1,172
Due to David Mason – former Director and Consultant	130,845	122,587

On February 18, 2013, the Company entered into a short term loan agreement with David Mason, at the time a director of the Company, in the amount of CDN$25,000, with 7,500 common stock. The loan was formerly interest bearing at 1% compounded monthly, with an original maturity of April 18, 2013 and if unpaid thereafter bearing interest at 22.5%. The loan is secured by a 10% interest in the Mortimer property, which the Company no longer owns, or 150,000 common stock. As the maturity has passed, the amount plus accrued interest is now due on demand. Interest expense on the loan was CDN$8,784 ($6,940) in 2022 andCDN$7,065 ($5,618) in 2022 which is included in the amount of the loan.

Due to 1815681 Ontario Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. During 2022 the amount of the advances totalled US $16,500, these amounts are non-interest bearing, unsecured and have no terms of repayment.	16,500	-
Due to Friggi N. A. Inc., a company under the control of Benedetto Fuschino, President and CEO of the Company. During 2022 the amount of the advances totalled US $25,000, these amounts are non-interest bearing, unsecured and have no terms of repayment.	456,948	431,660
Due to 1873942 Ontario Inc., a company under the control of Dino Micacchi Secretary-Treasurer and CFO of the Company. These amounts were non-interest bearing, unsecured and had no terms of repayment.	4,850	4,850

Advances from Shareholders	$685,189	$635,131

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

5.

Amounts Due On Mineral Rights Acquisitions

March 31, 2022		December 31, 2021

Due to Andrew Currah re: Kenty Property	$ -	$ -

On December 13, 2021 Andrew Currah sold $12,500 of his loan to a third party for $12,500 cash at fair value after which the entire debt was settled for shares of common stock and warrants as described in note 6.

6.

 Capital Stock

a)

Common Stock

During the three months ended March 31, 2022, the Company issued no shares of common stock to directors and employees of the Company for services rendered.

Stock To Be Issued

For the three months ended March 31, 2022, 500,000 (2021 - 500,000) shares became issuable to directors and officers of the Company for services rendered. These transactions have been recorded as stock-based compensation having a fair value of $7,500 within shares to be issued (2020 - $55,000).

As of March 31, 2022, the Company has yet to issue 10,021,577 shares of common stock. Of these, 6,076,534 shares of common stock are issuable to directors for services. An additional 3,945,043 shares of common stock are yet to be issued for debt settlements from prior years.

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

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three-month periods ended March 31, 2022 and 2021

6.

 Capital Stock - continued

c)

Dividends

As at March 31, 2022, the Company was in arrears in dividends on preferred shares. The balance of dividends payable of $502,790 (December 31, 2021 - $486,202) includes dividends of $284,861 (December 31, 2021 - $278,769) and accrued interest of $217,929, (December 31, 2021 - $207,433), accrued at 10.0% interest compounded annually.

Preferred dividends for the three-month periods ended March 31, 2022 and 2021 had an effect of $nil on loss per share available to common stockholders.

d)

Warrants

As at March 31, 2022 the Company had 1,950,000 warrants outstanding due to expire December 13, 2024 resulting from the debt settlement describe in note 6 a). The warrants were valued at $0.004 each for a total of $7,860 based on the following  assumptions:

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

For the three-month period ended March 31, 2022, the Company’s 500,000 shares (March 31, 2021 - 500,000) became issuable in connection with stock-based compensation arrangements. As at March 31, 2022 the shares remain to be issued.

These shares were valued at $0.015 per share and resulted in compensation expense of $7,500. These fees were recorded as a component of consulting fees in the amount of $7,500 (March 31, 2021 - $55,000) on the unaudited condensed interim statements of operations and comprehensive loss.

7.

Related Party Transactions and Balances

The following transactions with related parties were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the parties.

Refer to Note 6(e) for the disclosure of stock-based compensation to the CEO and CFO of the Company.

Refer to Note 4 related to advances from stockholders and debt settlements with related parties.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three-month periods ended March 31, 2022 and 2021

8.

Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable and advances from stockholders. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the unaudited condensed interim balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the three-month periods ended March 31, 2022 and 2021.

Joshua Gold Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

For the three month periods ended March 31, 2022 and 2021

8.

Financial Instruments - continued

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the Canadian dollar; thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

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

9.

Subsequent Events

Subsequent to the period ended March 31, 2022, the Company issued 1,950,000 shares of common from shares to be issued  having a total value of $39,000.

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

As of March 31, 2022, we had cash of $3,084 and current liabilities of $1,503,527.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2022.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities.  During the three-month period ended March 31, 2022, net cash used in operating activities was $32,410 compared with $17,349 for the three-month period ended March 31, 2021.  The cash flow used in operating activities in the three-month period ended March 31, 2022 and 2021 was primarily the result of professional fees.

Net cash used in investing activities.  During the three-month period ended March 31, 2022, net cash used in investing activities was $Nil and was $Nil for the three-month period ended March 31, 2021.

Net cash provided by financing activities.  During the three-month period ended March 31, 2022, net cash provided by financing activities was $41,500 compared with $30,000 provided by financing activities for the three-month ended period March 31, 2021. The cash flow provided by financing activities in the three-month period ended March 31, 2022 and 2021 was primarily the result of advances from shareholders.

Results of Operations

Comparison of three-month period ended March 31, 2022, to three month period ended March 31, 2021

We did not earn any revenues during the three-month periods ended March 31, 2022, and March 31, 2021.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  Consulting fees for the three-month period ended March 31, 2022 decreased to $7,500 from $55,000 for the three month period ended March 31, 2021.  The consulting fees are attributable to the services payable in common stock of the Company to the Chief Executive Officer and to the Chief Financial Officer as fair value is determined by its recent trading price.

Exploration Expenses.  Exploration expenses increased to $11,123 for the three-month period ended March 31, 2022 from $Nil for the three-month period ended March 31, 2021.  The increase in exploration expenses was for geological consulting to maintain the mineral leases.

General and Administrative Expenses.  General and administrative expenses increased to $81,487 for the three-month period ended March 31, 2022 from $53,653 for the three-month period ended March 31, 2021.  The increase in general and administrative expenses was primarily related to marketing contracts started in the first quarter of 2021.

Professional Fees.  Professional fees decreased to $1,279 for the three-month period ended March 31, 2022 from $9,713 for the three-month period ended March 31, 2021.  The prior year professional fees were primarily due to costs associated with filing the annual 10-K with the Securities and Exchange Commission.

Net loss.  For the three-month ended period March 31, 2022, we incurred a net loss of $110,168 as compared to a net loss of $124,081 for the three month period ended March 31, 2021.  The increase in net loss was primarily a result of costs described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

During the quarterly period ended March 31, 2022, the Company issued shares of the Company’s common stock for debt settlement.

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

Joshua Gold Resources Inc.

Dated: May 16, 2022	By:	/s/ Benedetto Fuschino
Benedetto Fuschino
President, Chief Executive Officer (Principal Executive Officer) and Director
Joshua Gold Resources Inc.

Dated: May 16, 2022	By:	/s/ Dino Micacchi
Dino Micacchi
Secretary-Treasurer, Chief Financial Officer (Principal Financial Officer) and Director